Form 10-Q
period 1996-05-04
INTIMATE BRANDS INC
filed 1996-06-13
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                       ----------------------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996
                               -----------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------



                         Commission file number 1-13814
                                                -------



                             INTIMATE BRANDS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      31-1436998
- ---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code        (614)   479-6900
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class A Common Stock                           Outstanding at May 31, 1996
- -----------------------                         ---------------------------
    $.01 Par Value                                     42,700,000 Shares

 Class B Common Stock                           Outstanding at May 31, 1996
- -----------------------                         ---------------------------
    $.01 Par Value                                    210,000,000 Shares

                             INTIMATE BRANDS, INC.
                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
       Thirteen Weeks Ended
          May 4, 1996 and April 29, 1995.............................      3

     Consolidated Balance Sheets
          May 4, 1996 and February 3, 1996...........................      4

     Consolidated Statements of Cash Flows
       Thirteen Weeks Ended
          May 4, 1996 and April 29, 1995.............................      5

     Notes to Consolidated Financial Statements......................      6

  Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition..........     10

Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders.......     16

  Item 6.  Exhibits and Reports on Form 8-K..........................     17


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)

                                  (Unaudited)


                                                              Thirteen Weeks Ended
                                                           ---------------------------
                                                           May 4,            April 29,
                                                            1996               1995
                                                           ------            ---------

NET SALES                                                $ 586,208            $479,835

     Cost of Goods Sold, Occupancy  and
     Buying Costs                                          411,431             342,042
                                                         ---------            --------

GROSS INCOME                                               174,777             137,793

     General, Administrative and Store
     Operating  Expenses                                  (125,894)            (97,391)
                                                          ---------            --------

OPERATING INCOME                                            48,883              40,402

    Interest Expense                                       ( 7,563)                  -

    Other Income, net                                          715                   -
                                                         ---------            --------

INCOME BEFORE INCOME TAXES                                  42,035              40,402

    Provision for Income Taxes                              16,800              16,000
                                                         ---------            --------
NET INCOME                                               $  25,235            $ 24,402
                                                         =========            ========
NET INCOME PER SHARE                                     $     .10                $.12
                                                         =========            ========
DIVIDENDS PER SHARE                                      $     .12                   -
                                                         =========            ========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                252,757             210,000
                                                         =========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                         May 4,     February 3,
                                          1996          1996
                                         ------     -----------
                                       (Unaudited)

                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and Equivalents                  $  13,860     $  12,095
  Accounts Receivable                      15,849        16,928
  Inventories                             339,908       358,846
  Other                                    38,592        32,151
                                        ---------     ---------
TOTAL CURRENT ASSETS                      408,209       420,020

INTERCOMPANY RECEIVABLE                         -        34,136

PROPERTY AND EQUIPMENT, NET               358,549       358,032

OTHER ASSETS                              127,415       131,165
                                        ---------     ---------

TOTAL ASSETS                            $ 894,173     $ 943,353
                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                      $  61,449     $  64,452
  Accrued Expenses                         82,711       104,023
  Income Taxes                             42,530        78,783
                                        ---------     ---------

TOTAL CURRENT LIABILITIES                 186,690       247,258

INTERCOMPANY PAYABLE                       39,462             -

LONG-TERM DEBT                            350,000       350,000

DEFERRED INCOME TAXES                      47,941        71,475

OTHER LONG-TERM LIABILITIES                 6,232         5,683

SHAREHOLDERS' EQUITY:

  Common Stock                              2,527         2,527
  Paid-in Capital                         675,421       675,421
  Retained Deficit                       (414,100)     (409,011)
                                        ---------     ---------

TOTAL SHAREHOLDERS' EQUITY                263,848       268,937
                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $ 894,173     $ 943,353
                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                      Thirteen Weeks Ended
                                                                 -----------------------------
                                                                 May 4,              April 29,
                                                                  1996                  1995
                                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $ 25,235              $ 24,402

  Impact of Other Operating Activities on Cash Flows:
     Depreciation and Amortization                                19,250                18,304
     Changes in Assets and Liabilities:
        Accounts Receivable                                        1,079                 1,975
        Inventories                                               18,938               (35,988)
        Accounts Payable and Accrued Expenses                    (24,315)              (11,700)
        Income Taxes                                             (36,253)                    -
        Other Assets and Liabilities                             (26,375)                7,870
                                                                --------              --------
NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES           (22,441)                4,863
                                                                --------              --------

CASH USED FOR INVESTING ACTIVITIES
  Capital Expenditures                                           (19,068)              (20,064)
                                                                --------              --------
FINANCING ACTIVITIES:
  Dividends Paid                                                 (30,324)                    -
  Increase in Intercompany Payable                                73,598                     -
  Other Changes in Shareholders' Equity                                -                15,510
                                                                --------              --------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                       43,274                15,510
                                                                --------              --------
NET INCREASE IN CASH AND EQUIVALENTS                               1,765                   309
  Cash and Equivalents, Beginning of Year                         12,095                 8,869
                                                                --------              --------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 13,860              $  9,178
                                                                ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    Intimate Brands, Inc. (the "Company") was incorporated on May 16, 1995, and on May 19, 1995 acquired the assets and liabilities of the Intimate Brands Businesses in exchange for 210 million shares of Class B common stock issued to The Limited, Inc. The Intimate Brands Businesses include specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories, and, prior to their transfer to the Company, were direct or indirect subsidiaries of The Limited, Inc. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon Development. An initial public offering of 40 million shares of the Company's Class A common stock was consummated on October 24, 1995, and on November 21, 1995, the Company sold an additional 2.7 million shares as a result of underwriters exercising options to purchase additional shares at the initial public offering price per share to cover over-allotments. After these transactions, approximately 83% of the outstanding common stock of the Company is owned by The Limited, Inc.

    The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. The common stock issued to The Limited, Inc. (210 million Class B shares) in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

    The consolidated financial statements as of and for the periods ended May 4, 1996 and April 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

    The consolidated financial statements as of May 4, 1996 and for the thirteen week periods ended May 4, 1996 and April 29, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2.  ADOPTION OF ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will make the required disclosures in the 1996 annual report.

3.  INVENTORIES

    The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, consisted of (thousands):


                                                      May 4,    February 3,
                                                       1996        1996
                                                    ---------   -----------
Property and equipment, at cost                     $ 623,651     $ 605,365
Accumulated depreciation and
 amortization                                        (265,102)     (247,333)
                                                    ---------     ---------
Property and equipment, net                         $ 358,549     $ 358,032
                                                    =========     =========

5.  INCOME TAXES

    The Company is included in The Limited Inc.'s consolidated federal income tax group for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate.


6.  LONG-TERM DEBT

    Long-term intercompany debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited, Inc. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited, Inc. Unsecured long-term debt consisted of (thousands):


                                                       May 4,    February 3,
                                                        1996        1996
                                                      --------   -----------
7 1/2% Debentures due March 2023                      $100,000     $100,000
9 1/8% Notes due February 2001                         150,000      150,000
8 7/8% Notes due August 1999                           100,000      100,000
                                                      --------     --------
                                                      $350,000     $350,000
                                                      ========     ========

    Interest paid during the thirteen weeks ended May 4, 1996, including interest on the intercompany cash management account (see note 7), approximated $19.5 million.

7.  INTERCOMPANY RELATIONSHIP WITH PARENT

    The Limited, Inc. provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other Limited divisions pro rata based upon various allocation methods.

    The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on the commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The amount of the intercompany payable under these agreements to The Limited at May 4, 1996 approximated $39.5 million.

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
  The Board of Directors of
  Intimate Brands, Inc.



We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries at May 4, 1996 and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.


We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996 and the related statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of February 3, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                    COOPERS & LYBRAND L.L.P.



Columbus, Ohio
June 7, 1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1996 increased 22% to $586 million from $480 million in the first quarter of 1995. Operating income for the 1996 quarter of $48.9 million increased 21% from first quarter of 1995's $40.4 million. Earnings per share were up 25% to $.10 per share, compared to $.08 per share on a pro-forma basis in 1995.

The following pro-forma results reflect 1) approximately 250 million shares outstanding post initial public offering ("IPO") and 2) interest expense on the long term debt which forms part of the Company's past capital structure.


                                             First Quarter
                                 ---------------------------------------
                                 Actual        Pro-Forma         Actual
                                  1996           1995             1995
                                 -------       ---------         -------
Operating Income                 $48,883        $40,402          $40,402

Interest Expense                  (7,563)        (7,516)               -

Other Income, net                    715              _                _
                                 -------       ---------         -------
Income Before Taxes               42,035          32,886          40,402

Taxes                             16,800          13,200          16,000

  Effective Rate                  40.0%           40.1%           39.6%
                                 -------       ---------         -------
Net Income                       $25,235         $19,686         $24,402
                                 =======       =========         =======
Earnings Per Share                 $0.10           $0.08           $0.12
                                 =======       =========         =======
Weighted Average
 Shares Outstanding              252,757         250,000         210,000
                                 =======       =========         =======


Divisional highlights include the following:

     Victoria's Secret Stores regained sales momentum in the first quarter, recording an 8% comparable store sales increase, a 19% total sales increase and a 28% operating profit increase. Fresh merchandise assortments and product introductions produced strong results.

     Victoria's Secret Catalogue strengthened late in the quarter. The Swim and Summer Catalogues generated excellent customer response in April. Overall, net sales increased 10% for April and 8% for the quarter.

     Bath & Body Works turned in a very solid performance for the quarter. Comparable store sales increased 14%, while operating profits increased 45%. Thirty of the 250 new store openings planned for 1996 opened in the first quarter.

Financial Summary
- -----------------

The following summarized financial data compares the thirteen week period ended May 4, 1996 to the comparable period for 1995:

                                                                                 First Quarter
                                                             ----------------------------------------------------------
                                                                                                              Change
                                                                                                            From Prior
                                                               1996                 1995                       Year
                                                             -----------         ------------               -----------
Net Sales (millions):
Victoria's Secret Stores                                       $286                 $241                       19%
Victoria's Secret Catalogue                                     167                  155                        8%
Bath & Body Works                                               111                   66                       68%
Cacique                                                          19                   15                       27%
Other                                                             3                    3                        -
                                                             -----------         ------------               -----------
   Total Net Sales                                             $586                 $480                       22%
                                                             -----------         ------------               -----------

Increase (decrease) in comparable store sales:
Victoria's Secret Stores                                          8%                   2%
Bath & Body Works                                                14%                  28%
Cacique                                                          19%                 (29%)
                                                             -----------         ------------
   Total Intimate Brands, Inc.                                    9%                   3%
                                                             -----------         ------------
Retail sales increase
 attributable to new and
 remodeled stores                                                13%                  18%

Retail sales per average
 selling square foot                                            $97                  $93                        4%

Retail sales per average
 store (thousands)                                             $316                 $305                        4%

Average store size at end of
 quarter (square feet)                                        3,257                3,295                       (1%)

Retail selling square feet
 (thousands)                                                  4,351                3,549                       23%

Number of stores:

Beginning of period                                           1,293                1,037

   Opened                                                        44                   41

   Closed                                                        (1)                  (1)
                                                             -----------         ------------
End of Period                                                 1,336                1,077
                                                             -----------         ------------


                                              Number of Stores                             Selling Sq. Ft. (thousands)
                               --------------------------------------------        ------------------------------------------
                                                                  Change                                          Change
                               May 4,           April 29,          From            May 4,        April 29,         From
                               1996               1995           Prior Year         1996           1995          Prior Year
                              -------           ---------        ----------        ------        ---------       ----------
Victoria's Secret Stores        683                 609              74             3,074          2,646             428
Bath & Body Works               528                 347             181               906            549             357
Cacique                         121                 117               4               369            352              17
Penhaligon's                      4                   4               -                 2              2               -
                              -------           ---------        ----------        ------        ---------       ----------
Total stores and selling
square feet                   1,336               1,077             259             4,351          3,549             802
                              =======           =========        ==========        ======        =========       ==========

Net Sales
- ---------
Net sales for the first quarter of 1996 increased 22% over the same period in 1995. This increase was primarily attributable to the net addition of 259 new stores which accounted for 61% of the increase. The remaining increase came from a 9% increase in comparable store sales (27% of total increase) and an 8% increase in catalogue net sales.

Victoria's Secret Stores net sales for the first quarter of 1996 increased 19% to $286 million from $241 million a year ago. The sales increase was due to the net addition of 74 new stores and 428,000 selling square feet, ( a 16% increase in selling square feet over 1995) and an 8% increase in comparable store sales.

Victoria's Secret Catalogue net sales for the first quarter of 1996 increased 8% to $167 million from $155 million a year ago. This increase was primarily attributable to a 20% increase in catalogue circulation to approximately 79 million catalogues mailed in the first quarter 1996 from approximately 66 million catalogues for the same period in 1995.

Bath & Body Works net sales for the first quarter of 1996 increased 68% to $111 million from $66 million a year ago. This increase was primarily attributable to a net increase of 181 stores and 357,000 selling square feet, a 65% increase in selling square feet over 1995. In addition to the new stores, which accounted for 81% of the increase, the remaining increase was from a 14% increase in comparable store sales.

Gross Income
- ------------

Gross income increased as a percentage of net sales to 29.8% for the first quarter 1996 from 28.7% for the same period in 1995. The increase was primarily due to a 0.4% increase in merchandise margins and a 0.7% reduction in buying and occupancy costs. The increase in gross income is primarily the result of the growth of Bath & Body Works net sales in the first quarter from 14% of total Company sales in 1995 to 19% in 1996. Bath & Body Works has historically recorded significantly higher merchandise margins and significantly lower buying and occupancy costs (due to smaller store size and higher sales productivity), as compared with the rest of the Company. This advantage results from the cost structure of the personal care products and the high productivity, expressed in sales per selling square feet, that Bath & Body Works stores enjoy. The Company believes that continued strong growth of Bath & Body Works will have a positive impact on gross income as a percentage of total Company sales.

General, Administrative and Store Operating Expenses
- ----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 21.5% in the first quarter of 1996 from 20.3% for the same period in 1995. This increase occurred even though all individual operating divisions maintained or reduced their general, administrative and store operating expenses as a percentage of net sales as compared to the same period last year. The increase in the Company's expense rate was primarily the result of the growth of Bath & Body Works net sales in the first quarter from 14% of total Company sales in 1995 to 19% in 1996. Due to its emphasis on point of sale marketing and in store staffing, it has higher general, administrative and store operating expenses as a percentage of net sales. The Company believes that continued strong growth of Bath & Body Works as a percentage of total Company business may cause these costs to increase, expressed as a percentage of total Company sales, without significant expense rate improvement by other Company divisions.

Operating Income
- ----------------

First quarter operating income, as a percentage of sales, was 8.3% in 1996 and 8.4% in 1995. The decrease was due to the higher general, administrative and store operating expenses which offset lower buying and occupancy costs and higher merchandise margins, expressed as a percentage of net sales.

Interest Expense and Net Income
- -------------------------------

In the first quarter of 1996, the Company incurred $7.6 million in interest expense which approximates the pro-forma quarterly interest expense associated with the Company's outstanding $350 million long-term debt. However, no expense was recognized for the comparable period in 1995.

In the first quarter of 1996, the Company earned $.7 million in other income, whereas no income was recognized for the comparable period in 1995. The other income is primarily interest income earned from excess net cash from operations managed through The Limited, Inc.'s centralized cash management system (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of May 4, 1996 provides evidence of financial strength and flexibility. A discussion of liquidity, capital resources and capital requirements follows:

Liquidity and Capital Resources
- -------------------------------

Cash provided from operating activities and cash funding from The Limited, Inc.'s centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):



                           May 4,   February 3,
                            1996       1996
                          --------  -----------
Working Capital           $221,519     $172,762
                          ========  ===========
Capitalization:
 Long-term debt           $350,000     $350,000
 Deferred income taxes      47,941       71,475
 Shareholders' equity      263,848      268,937
                          --------  -----------
Total Capitalization      $661,789     $690,412
                          ========  ===========


Net cash used in operating activities totaled $22.4 million for the thirteen weeks ended May 4, 1996 versus $4.9 million of cash provided for the same period in 1995. Net cash requirements for tax liabilities were larger in 1996 due to the timing of the tax payment associated with higher fourth quarter earnings. Prior to September 1995, the Company transferred all current income tax liabilities to The Limited, Inc. when the charges were incurred rather than when they were paid. After September 1995, the tax liabilities will be included on the Company's balance sheet until the payments are made. The $18.9 million of cash provided from the inventory reduction was primarily the result of reduced clearance inventory by both Victoria's Secret Stores and Catalogue. Bath & Body Works also contributed to the reduction by decreasing the in-house production time required for gift sets, which shortened the holding period of the related component inventory.

Investing activities consisted of capital expenditures, which are primarily for new and remodeled stores.

Financing activities included proceeds of $74 million from The Limited, Inc's. centralized cash management reflected in intercompany payables during the first quarter of 1996. This additional cash was required to fund the $60 million net tax payment and the $30 million first quarter dividend. Other changes in shareholders' equity in 1995 represent net intercompany activity prior to the incorporation of the Company.

Capital Expenditures
- --------------------

Capital expenditures, primarily for new and remodeled stores, totaled $19.1 million for the thirteen weeks ended May 4, 1996, compared to $20.1 million for the comparable period of 1995. The Company anticipates spending $120 - $140 million in 1996 for capital expenditures, of which $115 - $125 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business. The Company has previously announced its intention to add approximately 800,000 selling square feet in 1996, which will represent a 19% increase over year-end 1995. The increase results from the planned addition of approximately 300 new stores and the remodeling/expansion of approximately 50 stores. The Company expects that future capital expenditures will be funded principally by net cash provided by operating activities.

                          PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders on May 20, 1996. The matters voted upon and the results of the voting were as follows:

  (a) Roger D. Blackwell, Grace A. Nichols and Donald B. Shackelford were elected to the Board of Directors for a term of three years. Of the 28,722,306 Class A shares and 210,000,000 Class B shares (representing 630,000,000 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:


                                  Votes      Votes as to Which
                                   For       Voting Authority
                Name             Election        Withheld
       --------------------     -----------  -----------------
       Roger D. Blackwell       658,571,168       151,138

       Grace A. Nichols         658,581,549       140,757

       Donald B. Shackelford    658,571,928       150,378


       In addition, directors whose term of office continued after the Annual Meeting were: Leslie H. Wexner, Kenneth B. Gilman, Cynthia D. Fedus, E. Gordon Gee, Beth M. Pritchard, and Alex Shumate.

  (b) The Company's Incentive Compensation Plan was approved with 658,471,754 votes for election, and 222,774 against and 86,778 abstained.

  (c) The Company's 1995 Stock Option and Performance Incentive Plan was approved with 651,397,164 votes for election, and 7,205,772 against and 119,370 abstained.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

         4. Instruments Defining the Rights of Security Holders.

           4.1. Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-92568) (the "Form S-1").

           4.2. Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

           4.3.  Bylaws of The Limited, Inc. incorporated by reference to
                 Exhibit 4.3 to the Company's Form S-1.

        10. Material Contracts

           10.1 Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04923).

           10.2 Intimate Brands, Inc. Incentive Compensation Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04921).

        15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Accountants' Report.

        27. Financial Data Schedule


(b)  Reports on Form 8-K.
     -------------------

     None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INTIMATE BRANDS, INC.
                                                (Registrant)



                                             By /s/ Philip E. Mallott
                                                --------------------------
                                                Philip E. Mallott,
                                                Chief Financial Officer*


Date: June 12, 1996
- --------------------------------------------------------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                EXHIBIT INDEX
                                -------------

Exhibit No.          Document
- -----------          -----------------------------------------------
    15               Letter re: Unaudited Interim Financial Information
                     to Securities and Exchange Commission re: Incorporation of Accountants' Report

    27               Financial Data Schedule