Form 10-Q
period 1996-08-03
INTIMATE BRANDS INC
filed 1996-09-13
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996
                               --------------

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------


                         Commission file number 1-13814
                                                -------



                             INTIMATE BRANDS, INC.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                          31-1436998
- ---------------------------------                -----------------------------------
( State or other jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)




           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code   (614)   479-6900
                                                  ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class A Common Stock             Outstanding at August 30, 1996
            --------------------             ------------------------------
               $.01 Par Value                        42,685,017 Shares

            Class B Common Stock             Outstanding at August 30, 1996
            --------------------             ------------------------------
               $.01 Par Value                       210,000,000 Shares


                             INTIMATE BRANDS, INC.
                               TABLE OF CONTENTS

                                                                         Page No.
                                                                         --------
Part I.  Financial Information

     Item 1.  Financial Statements
       Consolidated Statements of Income
          Thirteen and Twenty-six Weeks Ended
             August 3, 1996 and July 29, 1995.........................       3

       Consolidated Balance Sheets
             August 3, 1996 and February 3, 1996......................       4

       Consolidated Statements of Cash Flows
          Twenty-six Weeks Ended
             August 3, 1996 and July 29, 1995.........................       5

       Notes to Consolidated Financial Statements.....................       6

 Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition............      10

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K............................      17


                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)

                                   (Unaudited)


                                                               Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                          -------------------------------   ------------------------------
                                                             August 3,          July 29,        August 3,       July 29,
                                                               1996               1995            1996            1995
                                                          -------------      ------------   -------------   --------------
NET SALES                                                    $653,291          $553,511     $1,239,499      $1,033,346

   Cost of Goods Sold, Occupancy and Buying Costs             436,329           383,124        847,760         725,166
                                                          -------------      ------------   -------------   --------------

GROSS INCOME                                                  216,962           170,387        391,739         308,180

   General, Administrative and Store Operating
   Expenses                                                   130,130            97,543        256,024         194,934
                                                          -------------      ------------   -------------   --------------
OPERATING INCOME                                               86,832            72,844        135,715         113,246

   Interest Expense                                            (7,563)          (16,914)       (15,126)        (16,914)

   Other Income, Net                                              891               494          1,606             494

                                                          -------------      ------------   -------------   --------------
INCOME BEFORE TAXES                                            80,160            56,424        122,195          96,826

   Provision for Income Taxes                                  32,100            22,700         48,900          38,700
                                                          -------------      ------------   -------------   --------------

NET INCOME                                                   $ 48,060          $ 33,724     $   73,295      $   58,126
                                                          =============      ============   =============   ==============
NET INCOME PER SHARE                                             $.19              $.16           $.29            $.28
                                                          =============      ============   =============   ==============
DIVIDENDS PER SHARE                                              $.12                 -           $.24               -
                                                          =============      ============   =============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                           253,114            210,000       252,936         210,000
                                                          =============      ============   =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                  August 3,    February 3,
                                                    1996          1996
                                                -----------  ------------
                                                (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
 Cash and Equivalents                            $  12,918     $  12,095
 Accounts Receivable                                16,340        16,928
 Inventories                                       357,246       358,846
 Other                                              45,460        32,151
                                                -----------   -----------
TOTAL CURRENT ASSETS                               431,964       420,020

INTERCOMPANY RECEIVABLE                                  -        34,136

PROPERTY AND EQUIPMENT, NET                        367,890       358,032

OTHER ASSETS                                       118,480       131,165
                                                -----------   -----------
TOTAL ASSETS                                     $ 918,334     $ 943,353
                                                ===========   ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                $  71,900     $  64,452
 Accrued Expenses                                   90,280       104,023
 Income Taxes                                       55,881        78,783
                                                -----------   -----------
TOTAL CURRENT LIABILITIES                          218,061       247,258

INTERCOMPANY PAYABLE                                14,680             -

LONG-TERM DEBT                                     350,000       350,000

DEFERRED INCOME TAXES                               47,942        71,475

OTHER LONG-TERM LIABILITIES                          6,735         5,683

SHAREHOLDERS' EQUITY:
 Common Stock                                        2,527         2,527
 Paid-in Capital                                   675,585       675,421
 Retained Deficit                                 (396,364)     (409,011)
                                                -----------   -----------
                                                   281,748       268,937

 Less Treasury Stock, at Average Cost                 (832)            -
                                                -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                         280,916       268,937
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY        $ 918,334     $ 943,353
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)



                                                      Twenty-six Weeks Ended
                                                      -----------------------
                                                        August 3,    July 29,
                                                          1996        1995
                                                      -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $ 73,295    $  58,126
 Net Income

 Impact of Other Operating Activities on Cash Flows:

   Depreciation and Amortization                          40,740      38,944
   Changes in Assets and Liabilities:
     Accounts Receivable                                     588          80
     Inventories                                           1,600     (47,699)
     Accounts Payable and Accrued Expenses                (6,295)      6,772
     Income Taxes                                        (49,435)        400
     Other Assets and Liabilities                          1,490         155
                                                      -----------   ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES               61,983      56,778
                                                      -----------   ---------
CASH USED FOR INVESTING ACTIVITIES:
 Capital Expenditures                                    (48,660)    (50,079)
                                                      -----------   ---------
FINANCING ACTIVITIES:
 Dividends Paid                                          (60,648)          -
 Increase in Short-term Borrowings                             -     250,000
 Increase (Decrease) in Intercompany Payable              48,816      (5,287)

 Purchase of Treasury Stock                                 (832)          -
 Other Changes in Shareholders' Equity                       164    (250,345)
                                                      -----------   ---------
NET CASH USED FOR FINANCING ACTIVITIES                   (12,500)     (5,632)
                                                      -----------   ---------
NET INCREASE IN CASH AND EQUIVALENTS                         823       1,067
 Cash and Equivalents, Beginning of Year                  12,095       8,869
                                                      -----------   ---------
CASH AND EQUIVALENTS, END OF PERIOD                     $ 12,918   $   9,936
                                                      ===========   =========

  In the twenty-six weeks ended July 29, 1995 non-cash financing activities include the transfer of equity to debt consisting of $400 million of short-term intercompany borrowings and $350 million of long-term intercompany debt.


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

     The consolidated financial statements as of August 3, 1996 and for the thirteen week and twenty-six week periods ended August 3, 1996 and July 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 3, 1996 and for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2.   ADOPTION OF ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will make the required disclosures in its 1996 Annual Report.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                        August 3,   February 3,
                                           1996         1996
                                        ----------  -----------
     Property and equipment, at cost    $ 644,486     $ 605,365
     Accumulated depreciation and
        amortization                     (276,596)     (247,333)
                                        ----------    ----------

     Property and equipment, net        $ 367,890     $ 358,032
                                        ==========    ==========


5.   INCOME TAXES

     The Company is included in The Limited, Inc.'s consolidated federal income tax group for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate.

     The Internal Revenue Service has assessed The Limited for additional taxes and interest for he years 1989-1992. The portion of the assessment relating to the Company was based on treatment of construction allowances. Although The Limited made a deposit to mitigate further interest being assessed, the Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition. The Limited has allocated a portion of the deposit to the Company which is included in deferred tax assets.

6.   LONG-TERM DEBT

     Long-term debt consists of unsecured intercompany notes which represent the Company's proportionate share of certain long-term debt of The Limited, Inc. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited, Inc. Unsecured long-term debt consisted of (thousands):


                                          August 3,   February 3,
                                            1996         1996
                                        ------------  -----------

      7 1/2% Debentures due March 2023     $100,000     $100,000
      9 1/8% Notes due February 2001        150,000      150,000
      8 7/8% Notes due August 1999          100,000      100,000
                                           --------    ---------
                                           $350,000     $350,000
                                           ========     ========

     Interest paid during the twenty-six weeks ended August 3, 1996, including interest on the intercompany cash management account (see note 7), approximated $27.3 million.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited, Inc. provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other Limited divisions based upon various allocation methods.

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on the commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The amount of the intercompany payable under these agreements to The Limited at August 3, 1996 approximated $14.7 million.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
 The Board of Directors of
 Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at August 3, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 3, 1996 and July
29, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February
3, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                 COOPERS & LYBRAND L.L.P.

Columbus, Ohio
September 10, 1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1996, net sales increased 18% to $653.3 million from $553.5 million a year ago. Second quarter operating income of $86.8 million increased 19% from last year's $72.8 million.

Earnings per share were $.19 per share compared to $.16 per share on a pro-forma basis in 1995. The pro-forma 1995 results reflect 1) approximately 250 million shares outstanding post initial public offering ("IPO"); 2) interest expense on the Company's outstanding long-term debt subsequent to the IPO and 3) elimination of interest earned on temporary excess funds related to the reconfiguration at the Company.


                                              Second Quarter
                              ----------------------------------------------

                                                 Adjusted
                               As Reported      Pro-Forma       As Reported
                              July 29, 1995   July 29, 1995   August 3, 1996
                              --------------  -------------   --------------
Operating income                   $ 72,844        $ 72,844         $ 86,832

Interest expense                    (16,914)         (7,516)          (7,563)

Other income, net                       494               -              891
                              --------------  -------------   --------------
Income before taxes                  56,424          65,328           80,160

Provision for income taxes           22,700          26,100           32,100
                              --------------  -------------   --------------
 Net income                        $ 33,724        $ 39,228         $ 48,060
                              ==============  =============   ==============
Net income per share                  $0.16           $0.16            $0.19
                              ==============  =============   ==============
Weighted average shares
 outstanding                        210,000         250,000          253,114
                              ==============  =============   ==============



                                             Year - to - Date
                            ------------------------------------------------

                                                 Adjusted
                               As Reported      Pro-Forma       As Reported
                              July 29, 1995   July 29, 1995   August 3, 1996
                            ---------------- --------------- ----------------
Operating income                   $113,246        $113,246         $135,715

Interest expense                    (16,914)        (15,032)         (15,126)

Other income, net                       494               -            1,606
                            ---------------- --------------- ----------------
Income before taxes                  96,826          98,214          122,195

Provision for income taxes           38,700          39,300           48,900
                            ---------------- --------------- ----------------
 Net income                        $ 58,126        $ 58,914         $ 73,295
                            ================ =============== ================
Net income per share                  $0.28           $0.24            $0.29
                            ================ =============== ================
Weighted average shares
 outstanding                        210,000         250,000          252,936
                            ================ =============== ================

Highlights include the following:

 Victoria's Secret Stores had a 14% sales gain for the quarter, while operating profits increased 16%. A continual flow of fresh merchandise and product introductions were met with excellent customer response which led to strong full price sell throughs. The quarter ended with the launch of the "Perfect Silhouette", a perfectly smooth and seamless bra, supported by a national TV campaign.

 Bath & Body Works opened its 600th store while turning in another very solid performance for the quarter. Comparable store sales increased 11%, while operating profits increased 60% from last year. New product lines, such as Hair Care and Sun Care, were featured during the quarter.

Sales for the twenty-six weeks ended August 3, 1996 of $1.239 billion increased 20% from sales of $1.033 billion for the same period last year. Operating income increased 20% to $135.7 million from $113.2 million a year ago.

Financial Summary
- -----------------

The following summarized financial data compares the thirteen and twenty-six week periods ended August 3, 1996 to the comparable periods for 1995:


                                                        Second Quarter              Year - to - Date
                                                 ----------------------------------------------------------

                                                                       Change                       Change
                                                                        From                         From
                                                                        Prior                        Prior
                                                   1996       1995      Year     1996        1995     Year
                                                  -------    -------    -----   --------    -------  ------
Net Sales (millions):

Victoria's Secret Stores                          $  319     $  281      14%     $  605     $  522      16%

Victoria's Secret Catalogue                          176        168       5%        343        323       6%

Bath & Body Works                                    134         84      60%        245        151      62%

Cacique                                               21         18      17%         40         33      21%

Other                                                  3          3       -           6          4      50%
                                                  -------    -------    -----   --------    -------   ------
 Total Net Sales                                  $  653     $  554      18%     $1,239     $1,033      20%
                                                  =======    =======    =====   ========    =======   ======

Operating Income (millions):                      $   87     $   73      19%     $  136     $  113      20%
                                                  =======    =======    =====   ========    =======   ======

Increase (decrease) in comparable store sales:

Victoria's Secret Stores                               3%         2%                  5%         2%

Bath & Body Works                                     11%        26%                 12%        27%

Cacique                                               11%       (22%)                15%       (25%)
                                                  -------    -------            --------    -------
 Total comparable store
 sales increase                                        5%         4%                  7%         3%
                                                  =======    =======            ========    =======
Retail sales increase
 attributable to new and
 remodeled stores                                     19%         16%                19%         16%

Retail sales per average
 selling square foot                              $  106      $  105     1%      $  202     $  198       2%


Retail sales per average
 store (thousands)                                $  343      $  347    (1%)     $  655     $  655        -

Average store size at end of
 quarter (square feet)                             3,222       3,301    (2%)

Retail selling square feet
 (thousands)                                       4,607       3,737    23%




                               Second Quarter      Year-to-Date
                               --------------      -------------
                                1996     1995      1996     1995
                               -----    -----     -----    -----
Number of stores:
Beginning of period            1,336    1,077     1,293    1,037
 Opened                           98       56       142       97
 Closed                           (4)      (1)       (5)      (2)
                               -----    -----     -----    -----
End of period                  1,430    1,132     1,430    1,132
                               =====    =====     =====    =====



                                      Number of Stores                  Selling Sq. Ft. (thousands)
                             -----------------------------------    -----------------------------------
                                                        Change                                 Change
                             August 3     July 29     From Prior    August 3,    July 29,    From Prior
                               1996        1995          Year         1996         1995        Year
                             --------     -------     ----------    --------     --------    ----------
Victoria's Secret Stores          703         629             74       3,195        2,763           432
Bath & Body Works                 603         383            220       1,042          622           420
Cacique                           120         116              4         368          350            18
Penhaligon's                        4           4              0           2            2             0
                             --------     -------     ----------    --------     --------    ----------
Total stores and selling
square feet                     1,430       1,132            298       4,607        3,737           870
                             ========     =======     ==========    ========     ========    ==========


Net Sales
- ---------

Net sales for the second quarter of 1996 increased 18% over the same period last year. This increase was primarily attributable to the net addition of 298 new stores which accounted for 72% of the increase. The remaining increase came from a 5% increase in comparable store sales (representing 20% of total net sales increase) and a 5% increase in catalogue net sales. Year-to-date sales increased 20% over the same period in 1995, due to the addition of new stores (66% of total increase), a 7% increase in comparable store sales (23% of total increase) and a 6% increase in catalogue net sales.

Victoria's Secret Stores net sales for the second quarter of 1996 increased 14% to $319 million from $281 million a year ago. The sales increase was attributable to the net addition of 74 new stores and 432,000 selling square feet, with the balance coming from comparable store sales, which increased 3% for the quarter.

Victoria's Secret Catalogue net sales for the second quarter of 1996 increased 5% to $176 million from $168 million a year ago. This increase was primarily attributable to a 5% increase in catalogue circulation to approximately 95 million catalogues mailed in the second quarter 1996 from approximately 91 million catalogues mailed for the same period in 1995.

Bath & Body Works net sales for the second quarter of 1996 increased 60% to $134 million from $84 million a year ago. This increase was primarily attributable to a net increase of 220 stores and 420,000 selling square feet, a 68% increase in selling square feet over 1995. In addition to the new stores, the remaining increase resulted from an 11% increase in comparable store sales for the quarter.

Gross Income
- ------------

Gross income increased as a percentage of net sales to 33.2% for the second quarter 1996 from 30.8% for the same period in 1995. The increase was primarily due to a 1.8% increase in merchandise margins and a 0.6% reduction in buying and occupancy costs. In addition to the impact of Bath & Body Works described below, the gross income rate in the second quarter also benefited from the improvement in merchandise margins at Victoria's Secret Stores, due principally from the increase in initial mark-up.

The 1996 year-to-date gross income percentage increased 1.8% to 31.6% in 1996 from 29.8% for the same period in 1995. The year-to-date increase resulted from a combination of a 1.1% increase in merchandise margins and a 0.7% reduction in buying and occupancy costs. In addition to the increase in initial mark-up at Victoria's Secret Stores, the increase in gross income is primarily the result of the growth of Bath & Body Works net sales in the second quarter and year-to-date from approximately 15% of total Company sales in 1995 to 20% in 1996. Bath & Body Works has historically recorded significantly higher merchandise margins and significantly lower buying and occupancy costs (due to smaller store size and higher sales productivity), as compared with the rest of the Company. This advantage results from the cost structure of the personal care products and the high productivity, expressed in sales per selling square feet, that Bath & Body Works stores enjoy. The Company believes that continued strong growth of Bath & Body Works will have a positive impact on gross income as a percentage of total Company sales.

General, Administrative and Store Operating Expenses
- ----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 19.9% in the second quarter of 1996 from 17.6% for the same period in 1995. Year-to-date, the rate increased as a percentage of sales to 20.7% for 1996 from 18.9% in 1995. The increase in the Company's expense rate was primarily the result of the growth of Bath & Body Works net sales in the second quarter from 15% of total Company sales in 1995 to 21% in 1996 and investments made in store staffing and management for the personal care portion of Victoria's Secret Stores. Due to an emphasis on point of sale marketing and sales floor coverage, both of these operations have higher general, administrative and store operating expenses as a percentage of net sales, which have been more than offset by higher gross margins. The Company believes that continued strong growth of these operations as a percentage of total Company business may cause these costs to continue to increase, expressed as a percentage of total Company sales, without significant expense rate improvement by other Company divisions.

Operating Income
- ----------------

Second quarter and year-to-date operating income, as a percentage of sales, were 13.3% and 10.9% in 1996, essentially flat as compared to 1995. The increase in gross income in these periods was offset by an increase in general, administrative and store operating expenses, expressed as a percentage of sales, as described above.

Interest Expense and Other Income
- ---------------------------------

Second quarter interest expense of $7.6 million, representing principally the costs of the Company's continuing long-term debt, was essentially flat with pro forma interest expense for 1995. Historical second quarter 1995 interest expense of $16.9 million included interest on the debt used to effect the initial public offering of the Company which was repaid with the proceeds of the offering in October 1995. For year-to-date 1996, the Company incurred $15.1 million in interest expense which approximates the pro-forma interest expense for 1995 associated with the Company's on-going capital structure.

In 1996, the Company reflected $0.9 million and $1.6 million in other income for the second quarter and year-to-date whereas $0.5 million was earned in 1995 (all in the second quarter). Other income is primarily interest earned from excess net cash from operations managed through The Limited Inc.'s centralized cash management system. (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of August 3, 1996 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows:

Liquidity and Capital Resources
- -------------------------------

Cash provided from operating activities and cash funding from The Limited, Inc.'s centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term on-going capitalization follows (thousands):


                                 August 3,         February 3,
                                   1996               1996
                                ----------        ------------
Working Capital                   $213,903           $172,762

Capitalization:
   Long-term debt                 $350,000           $350,000
   Deferred income taxes            47,942             71,475
   Shareholders' equity            280,916            268,937
                                ----------        ------------
Total Capitalization              $678,858           $690,412
                                ==========        ============

Net cash provided from operating activities totaled $62.0 million for the twenty-six weeks ended August 3, 1996 versus $56.8 million for the same period in 1995. The net change of $49.4 million for income tax payables was due principally to the timing of tax payments on last year's fourth quarter earnings. Prior to September 1995, the Company's tax liability resided on The Limited, Inc.'s balance sheet. The $1.6 million of cash provided from inventories in 1996 versus a $47.7 million use for 1995 was due to improved inventory planning and the reduction of clearance inventory by both Victoria's Secret Stores and Catalogue. In addition, the new planning methods have enabled the divisions to reduce their warehouse inventories, thus shortening holding time. Bath & Body Works also contributed to the reduction by reducing the in-house production time for gift sets, consequently reducing the lead time and holding period for gift set componentry.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities included funding of $48.8 million from The Limited, Inc. through the intercompany payable which helped fund the $60.6 million dividends paid in the first half of 1996. Other changes in shareholders' equity and short-term borrowings in 1995 represent activities related to the incorporation of the Company.

Capital Expenditures
- --------------------

Capital expenditures, primarily for new and remodeled stores, totaled $48.7 million for the twenty-six weeks ended August 3, 1996 compared to $50.1 million for the comparable period of 1995. The Company anticipates spending $120 - $140 million in 1996 for capital expenditures, of which $110 - $120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company has previously announced its intention to add approximately 800,000 selling square feet in 1996, which will represent a 19% increase over year-end 1995. It is anticipated that the increase will result from the addition of approximately 300 new stores and the remodeling/expansion of approximately 50 stores. The Company expects that future capital expenditures will be funded principally by net cash provided by operating activities.

                          PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits
       --------

     3.  Articles of Incorporation and Bylaws.

          3.1 Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

          3.2 Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

     4.  Instruments Defining the Rights of Security Holders.

          4.1 Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-92568) (the "Form S-1").

          4.2 Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

          4.3  Bylaws of The Limited, Inc. incorporated by reference to Exhibit
               4.3 to the Company's Form S-1.

     10.  Material Contracts

          10.1 Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04923).

          10.2 Intimate Brands, Inc. 1995 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04921).

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

     27.  Financial Data Schedule


  (b)  Reports on Form 8-K.
       -------------------

     None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTIMATE BRANDS, INC.
                                      (Registrant)



                                    By /S/ Philip E. Mallot
                                       --------------------
                                       Philip E. Mallott,
                                       Chief Financial Officer*


Date: September 13, 1996
- ------------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.     Document
- -----------     --------------------------------

   15           Letter re: Unaudited Interim Financial Information to Securities and
                Exchange Commission re:  Incorporation of Independent Accountants'
                Report

   27           Financial Data Schedule

