Form 10-Q
period 1996-11-02
INTIMATE BRANDS INC
filed 1996-12-13
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996
                               ----------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________



                        Commission file number 1-13814
                                               -------



                             INTIMATE BRANDS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     31-1436998
---------------------------------                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (614)   479-6900
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class A Common Stock                            Outstanding at December 2, 1996
 --------------------                            -------------------------------
    $.01 Par Value                                      42,497,502 Shares

 Class B Common Stock                            Outstanding at December 2, 1996
 --------------------                            -------------------------------
    $.01 Par Value                                     210,000,000 Shares

                             INTIMATE BRANDS, INC.

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements
          Consolidated Statements of Income
             Thirteen and Thirty-nine Weeks Ended
               November 2, 1996 and October 28, 1995.................       3

          Consolidated Balance Sheets
               November 2, 1996 and February 3, 1996.................       4

          Consolidated Statements of Cash Flows
             Thirty-nine Weeks Ended
               November 2, 1996 and October 28, 1995.................       5

          Notes to Consolidated Financial Statements.................       6

     Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition..............      10

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.......................      17

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)

                                                  Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                           ------------------------------------   ------------------------------------
                                           November  2, 1996   October 28, 1995   November 2, 1996   October  28, 1995
                                           -----------------   ----------------   ----------------   -----------------
NET SALES                                          $596,985           $506,092         $1,836,484          $1,539,438

   Cost of Goods Sold, Occupancy and
    Buying Costs                                    402,954            358,546          1,250,714           1,083,712
                                           -----------------   ----------------   ----------------   -----------------
GROSS INCOME                                        194,031            147,546            585,770             455,726

   General, Administrative and Store
       Operating Expenses                           140,802            102,067            396,826             297,001
                                           -----------------   ----------------   ----------------   -----------------
OPERATING INCOME                                     53,229             45,479            188,944             158,725

   Interest Expense                                  (9,352)           (22,998)           (24,478)            (39,912)

   Other Income, Net                                  1,418                936              3,024               1,430
                                           -----------------   ----------------   ----------------   -----------------

INCOME BEFORE INCOME TAXES                           45,295             23,417            167,490             120,243

   Provision for Income Taxes                        18,100              9,400             67,000              48,100
                                           -----------------   ----------------   ----------------   -----------------
NET INCOME                                         $ 27,195           $ 14,017         $  100,490          $   72,143
                                           =================   ================   ================   =================
NET INCOME PER SHARE                                   $.11               $.07               $.40                $.34
                                           =================   ================   ================   =================
DIVIDENDS PER SHARE                                    $.12                  -               $.36                   -
                                           =================   ================   ================   =================
WEIGHTED AVERAGE SHARES OUTSTANDING                 253,047            213,077            252,973             211,025
                                           =================   ================   ================   =================

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                                             November 2,    February 3,
                                                                                                 1996           1996
                                                                                             ------------   -----------
                                                                                              (Unaudited)
                                           ASSETS
                                           ------

CURRENT ASSETS:
 Cash and Equivalents                                                                        $   15,299     $  12,095
 Accounts Receivable                                                                             21,211        16,928
 Inventories                                                                                    537,428       358,846
 Other                                                                                           52,286        32,151
                                                                                             ----------     ---------
TOTAL CURRENT ASSETS                                                                            626,224       420,020

INTERCOMPANY RECEIVABLE                                                                              --        34,136

PROPERTY AND EQUIPMENT, NET                                                                     397,292       358,032

OTHER ASSETS                                                                                    126,517       131,165
                                                                                             ----------     ---------
TOTAL ASSETS                                                                                 $1,150,033     $ 943,353
                                                                                             ==========     =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                                                            $  139,858     $  64,452
 Accrued Expenses                                                                                90,569       104,023
 Income Taxes                                                                                    66,481        78,783
                                                                                             ----------     ---------
TOTAL CURRENT LIABILITIES                                                                       296,908       247,258

INTERCOMPANY PAYABLE                                                                            169,483            --

LONG-TERM DEBT                                                                                  350,000       350,000

DEFERRED INCOME TAXES                                                                            47,931        71,475

OTHER LONG-TERM LIABILITIES                                                                       7,792         5,683

SHAREHOLDERS' EQUITY:
 Common Stock                                                                                     2,527         2,527
 Paid-in Capital                                                                                675,351       675,421
 Retained Deficit                                                                              (399,491)     (409,011)
                                                                                             ----------     ---------
                                                                                                278,387       268,937

 Less Treasury Stock, at Average Cost                                                              (468)           --
                                                                                             ----------     ---------
TOTAL SHAREHOLDERS' EQUITY                                                                      277,919       268,937
                                                                                             ----------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $1,150,033     $ 943,353
                                                                                             ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)


                                            Thirty-nine Weeks Ended
                                          ---------------------------
                                            November 2,   October 28,
                                               1996          1995
                                          -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $ 100,490     $  72,143

 Impact of Other Operating Activities
  on Cash Flows:
   Depreciation and Amortization                 63,472        57,643
   Changes in Assets and Liabilities:
     Inventories                               (178,582)     (140,610)
     Accounts Payable and Accrued
      Expenses                                   61,952        38,412
     Income Taxes                               (35,846)       15,190
     Other Assets and Liabilities              (120,324)       (7,210)
                                          -------------   -----------

NET CASH PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES                            (8,838)       35,568
                                          -------------   -----------
CASH USED FOR INVESTING ACTIVITIES:
 Capital Expenditures                          (100,069)      (97,265)
                                          -------------   -----------
FINANCING ACTIVITIES:
 Proceeds from Short-term Borrowings                 --       250,000
 Repayment of Short-term Borrowings                  --      (646,181)
 Net Proceeds from Sale of Stock                     --       635,033
 Dividends Paid                                 (90,970)           --
 Purchase of Treasury Stock                        (832)           --
 Increase in Intercompany Payable               203,619        80,498
 Stock Options and Other                            294      (255,941)
                                          -------------   -----------
NET CASH PROVIDED FROM FINANCING                112,111        63,409
 ACTIVITIES                               -------------   -----------

NET INCREASE IN CASH AND EQUIVALENTS              3,204         1,712
 Cash and Equivalents, Beginning of Year         12,095         8,869
                                          -------------   -----------
CASH AND EQUIVALENTS, END OF PERIOD           $  15,299     $  10,581
                                          =============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     Intimate Brands, Inc. (the "Company") was incorporated on May 16, 1995, and on May 19, 1995 acquired the assets and liabilities of the Intimate Brands Businesses in exchange for 210 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). The Intimate Brands Businesses include specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories, and, prior to their transfer to the Company, were direct or indirect subsidiaries of The Limited. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon Development. An initial public offering of 40 million shares of the Company's Class A common stock was consummated on October 24, 1995, and on November 21, 1995, the Company sold an additional 2.7 million shares as a result of underwriters exercising options to purchase additional shares at the initial public offering price per share to cover over-allotments. After these transactions, approximately 83% of the outstanding common stock of the Company is owned by The Limited.

     The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. The common stock issued to The Limited (210 million Class B shares) in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

     The consolidated financial statements as of November 2, 1996 and for the thirteen week and thirty-nine week periods ended November 2, 1996 and October 28, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of November 2, 1996 and for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                        November 2,   February 3,
                                            1996          1996
                                        -----------   -----------
     Property and equipment, at cost     $ 691,262     $ 605,365
     Accumulated depreciation and
        amortization                      (293,970)     (247,333)
                                       -----------   -----------

      Property and equipment, net         $ 397,292     $ 358,032
                                        ===========   ===========

5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal income tax group for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate.

     The Internal Revenue Service has assessed The Limited for additional taxes and interest for the years 1989-1992. The portion of the assessment relating to the Company was based on treatment of construction allowances. Although The Limited made a deposit to mitigate further interest being assessed, the Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition. The Limited has allocated a portion of the deposit to the Company which is included in deferred taxes.

6.   LONG-TERM DEBT

     Long-term debt consists of unsecured intercompany notes which represent the Company's proportionate share of certain long-term debt of The Limited.
     The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. Unsecured long-term debt consisted of (thousands):

                                         November 2,  February 3,
                                            1996         1996
                                         -----------  -----------
     7 1/2% Debentures due March 2023      $100,000     $100,000
     9 1/8% Notes due February 2001         150,000      150,000
     8 7/8% Notes due August 1999           100,000      100,000
                                           --------     --------
                                           $350,000     $350,000
                                           ========     ========

     Interest paid during the thirty-nine weeks ended November 2, 1996, including interest on the intercompany cash management account (see note
     7), approximated $35.1 million.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other divisions of The Limited, based upon various allocation methods.

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on the commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release. The amount of the intercompany payable under these agreements to The Limited at November 2, 1996 approximated $169.5 million.

                       [LETTERHEAD OF COOPERS & LYBRAND]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
The Board of Directors of
Intimate Brands, Inc.



We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries at November 2, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended November 2, 1996 and November 4, 1995. These financial statements are the responsibility of the Company's management.

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


                                          /s/ COOPERS & LYBRAND L.L.P.
                                              COOPERS & LYBRAND L.L.P.


Columbus, Ohio
December 11, 1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1996, net sales increased 18% to $597.0 million from $506.1 million a year ago. Third quarter operating income of $53.2 million increased 17% from last year's $45.5 million.

Earnings per share were $.11 per share compared to $.09 per share on a pro-forma basis in 1995. The pro-forma 1995 results reflect 1) approximately 250 million shares outstanding subsequent to the initial public offering ("IPO"); 2) interest expense on the Company's outstanding long-term debt subsequent to the IPO and 3) elimination of interest earned on temporary excess cash related to the reconfiguration of the Company.


                                                           Third Quarter
                             ------------------------------------------------------------------------------------
                                                                                  Adjusted
                                As Reported          Pro-Forma Adjustments        Pro-Forma        As Reported
                             October 28, 1995          October 28, 1995        October 28,1995   November 2, 1996
                             ----------------        ---------------------     ---------------   ----------------
                                               (thousands except per share amounts)
Operating income                  $ 45,479                       --                 $ 45,479            $53,229

Interest expense                   (22,998)                 $15,482                   (7,516)            (9,352)

Other income, net                      936                     (936)                      --              1,418
                             -------------           --------------            -------------     --------------

Income before taxes                 23,417                   14,546                   37,963             45,295

Provision for income taxes           9,400                    5,800                   15,200             18,100
                             -------------           --------------            -------------     --------------

  Net income                      $ 14,017                  $ 8,746                 $ 22,763           $ 27,195
                             =============           ==============            =============     ==============

Net income per share                  $.07                                              $.09               $.11
                             =============                                     =============     ==============

Weighted average
 shares outstanding                213,077                                           250,000            253,047
                             =============                                     =============     ==============


                                                           Year-to-Date
                             ------------------------------------------------------------------------------------
                                                                                  Adjusted
                                As Reported          Pro-Forma Adjustments        Pro-Forma        As Reported
                             October 28, 1995          October 28, 1995        October 28,1995   November 2, 1996
                             ----------------        ---------------------     ---------------   ----------------
Operating income                  $158,725                       --                 $158,725           $188,944

Interest expense                   (39,912)                 $17,364                  (22,548)           (24,478)

Other income, net                    1,430                   (1,430)                      --              3,024
                             -------------           --------------            -------------     --------------

Income before taxes                120,243                   15,934                  136,177            167,490

Provision for income taxes          48,100                    6,400                   54,500             67,000
                             -------------           --------------            -------------     --------------

 Net income                       $ 72,143                  $ 9,534                 $ 81,677           $100,490
                             =============           ==============            =============     ==============

Net income per share                  $.34                                              $.33               $.40
                             =============                                     =============     ==============

Weighted average shares
 outstanding                       211,026                                           250,000            252,973
                             =============                                     =============     ==============

Highlights include the following:

 Victoria's Secret Stores, led by Grace Nichols, had a 15% sales gain in the third quarter and an improved gross income rate. The business continued to see excellent response to new products like the "Perfect Silhouette," its seamless bra, and the ongoing inflow of fresh fashion sleepwear.

 Bath & Body Works, under the leadership of Beth Pritchard, achieved a 53% sales gain and a 32% increase in operating income in the third quarter. Year-to-date, Bath & Body Works has added 239 stores, a 48% increase, helping to secure its leadership position in the personal care industry.

 Victoria's Secret Catalogue recorded relatively flat sales of $132.5 million, while operating profits declined slightly from last year. Nonetheless, Cindy Fedus and her team at Victoria's Secret Catalogue continue to record industry leading profits in what has turned out to be a tough year for the catalogue industry. Currently, efforts are focused on more effectively using the strong brand identity of Victoria's Secret to return to the Company's higher performance standards.

Sales for the thirty-nine weeks ended November 2, 1996 of $1.836 billion increased 19% from sales of $1.539 billion for the same period last year. Operating income increased 19% to $188.9 million from $158.7 million a year ago.

Financial Summary
-----------------

The following summarized financial data compares the thirteen and thirty-nine week periods ended November 2, 1996 to the comparable periods for 1995:

                                       Third Quarter              Year - to - Date
                                --------------------------    -------------------------
                                                    Change                       Change
                                                     From                         From
                                                    Prior                        Prior
                                1996       1995      Year     1996      1995      Year
                                ----       ----     ----      ----      ----     -----
Net Sales (millions):

Victoria's Secret Stores        $  304     $  264      15%    $  910    $  786     16%

Victoria's Secret Catalogue        133        132       1%       476       455      5%

Bath & Body Works                  133         87      53%       378       237     59%

Cacique                             20         19       5%        59        52     13%

Other                                7          4      75%        13         9     44%
                                ------      -----      --     ------    ------     --

 Total Net Sales                $  597     $  506      18%    $1,836    $1,539     19%
                                ======     ======      ==     ======    ======     ==

Increase (decrease) in
 comparable store sales:

Victoria's Secret Stores             6%        (6%)                6%       (1%)

Bath & Body Works                    2%        26%                 8%       26%

Cacique                              0%       (18%)                9%      (23%)
                                ------      -----             ------    ------

 Total comparable store
 sales increase                      5%        (2%)                6%        2%
                                ======     ======             ======    ======
Retail sales increase
 attributable to new and
 remodeled stores                   19%        14%                19%       17%

Retail sales per average
  selling square foot           $   95     $   95      --     $  293    $  292     --

Retail sales per average
 store (thousands)              $  303     $  314      (4%)   $  935    $  964     (3%)

Average store size at end of
 quarter (square feet)           3,128      3,291      (5%)

Retail selling square feet
 (thousands)                     4,968      4,054      23%


                                  Third Quarter               Year - to - Date
                            -----------------------       -----------------------
                            1996              1995         1996             1995
                           ------            ------       ------           ------
Number of stores:

Beginning of period         1,430             1,132        1,293            1,037
 Opened                       158               100          300              197
 Closed                        --                --           (5)              (2)
                           ------            ------       ------           ------
End of period               1,588             1,232        1,588            1,232
                           ======            ======       ======           ======


                                         Number of Stores                      Selling Sq. Ft. (thousands)
                             ----------------------------------------    --------------------------------------
                                                            Change                                     Change
                             November 2,    October 28,    From Prior    November 2,    October 28    From Prior
                                1996           1995           Year          1996          1995           Year
                             -----------    -----------    ----------    -----------    ----------    ----------
Victoria's Secret Stores         726             659             67          3,282          2,941          341
Bath & Body Works                737             450            287          1,313            748          565
Cacique                          121             119              2            371            363            8
Penhaligon's                       4               4              0              2              2            0
                             -----------    -----------    ----------    -----------    ----------    ----------
Total stores and selling
 square feet                   1,588           1,232            356          4,968          4,054          914
                             ===========    ===========    ==========    ===========    ==========    ==========

Net Sales
---------

Net sales for the third quarter of 1996 increased 18% over the same period last year. This increase was primarily attributable to the net addition of 356 new stores which accounted for 78% of the increase. The remaining increase came from a 5% increase in comparable store sales (representing 19% of the total net sales increase) and a $2.4 million increase in Gryphon third party sales. Year-to-date sales increased 19% over the same period in 1995, due to the addition of new stores (70% of the total increase), a 6% increase in comparable store sales (22% of the total increase) and a 5% increase in catalogue net sales.

Victoria's Secret Stores net sales for the third quarter of 1996 increased 15% to $304 million from $264 million a year ago. The sales increase was attributable to the net addition of 67 new stores representing 341,000 selling square feet, with the balance coming from the 6% comparable store sales increase.

Bath & Body Works net sales for the third quarter of 1996 increased 53% to $133 million from $87 million a year ago. This increase was primarily attributable to a net increase of 287 stores representing 565,000 selling square feet (76% increase in selling square feet) over 1995. In addition to the new stores, the remaining increase resulted from a 2% increase in comparable store sales for the quarter

Victoria's Secret Catalogue net sales for the third quarter of 1996 were about flat at $133 million from a year ago. There was a 6% increase in catalogue circulation to approximately 84 million catalogues mailed in the third quarter 1996 from approximately 79 million catalogues mailed for the same period in 1995.

Gross Income
------------

Gross income increased as a percentage of net sales to 32.5% for the third quarter 1996 from 29.2% for the same period in 1995. The increase was primarily due to a 1.7% increase in merchandise margins and a 1.6% reduction in buying and occupancy costs as a percentage of sales. In addition to the impact of Bath & Body Works' increase in the sales mix for the Company, the gross income rate for the quarter also benefited from the improvement in merchandise margins at Victoria's Secret Stores, due to an increase in initial mark-up, partially offset by an increase in the markdown rate.

The 1996 year-to-date gross income percentage increased 2.3% to 31.9% in 1996 from 29.6% for the same period in 1995. The year-to-date increase resulted from a combination of a 1.3% increase in merchandise margins and a 1.0% reduction in buying and occupancy costs as a percentage of sales. This increase is primarily the result of the disproportionate growth of Bath & Body Works in the overall mix of net sales for the Company. Specifically, in the third quarter Bath & Body Works increased from approximately 17% of total Company sales in 1995 to 22% in 1996. Year-to-date net sales increased from 15% of total Company sales in 1995 to 21% in 1996. Bath & Body Works has historically recorded significantly higher merchandise margins and significantly lower buying and occupancy costs (due to smaller store size and higher sales productivity), as compared with the balance of the Company. This advantage results from higher initial mark-up of the personal care products and the high productivity (expressed in sales per selling square foot) that Bath & Body Works stores enjoy. The Company believes that continued strong growth of Bath & Body Works will have a positive impact on gross income as a percentage of total Company sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 23.6% in the third quarter of 1996 from 20.2% for the same period in 1995. Year-to-date, the rate increased as a percentage of sales to 21.6% for 1996 from 19.3% in 1995. This increase in rate was primarily the result of the growth of Bath & Body Works and investments made in store staffing and management for the personal care portion of Victoria's Secret Stores. Due to the emphasis on point of sale marketing and sales floor coverage, both of these operations have higher general, administrative and store operating expenses as a percentage of net sales, which have been more than offset by higher gross margins. The Company believes that continued strong growth of these businesses as a percentage of total Company business may cause these costs to continue to increase, expressed as a percentage of total Company sales, without significant expense rate fluctuation by other Company divisions.

Operating Income
----------------

Third quarter and year-to-date operating income, as a percentage of sales, were 8.9% and 10.3% in 1996, which rates are essentially flat as compared to 1995. The increase in gross income in these periods was offset by an increase in general, administrative and store operating expenses, expressed as a percentage of sales, as described above.

Interest Expense and Other Income
---------------------------------

Third quarter interest expense of $9.4 was up $1.9 million over the pro forma interest expense for the comparable period in 1995 due to interest on borrowings to cover short-term cash requirements from The Limited's centralized cash management system (see Note 7 of the Company's Consolidated Financial Statements). Historical third quarter 1995 interest expense of $23.0 million included interest on debt which was repaid from the proceeds of the offering in October 1995. For year-to-date 1996, the Company incurred $24.5 million in interest expense, $22.5 million of which is on the long-term debt that is associated with the Company's on-going capital structure that is reflected in the year-to-date 1995 pro-forma financial information.

In 1996, the Company earned $1.4 million and $3.0 million of other income for the third quarter and year-to-date periods versus $0.9 million and $1.4 million, respectively for the comparable periods in 1995 based on historical financial statements. Other income is primarily interest earned from excess net cash from operations managed through The Limited's centralized cash management system.

FINANCIAL CONDITION

The Company's consolidated balance sheet as of November 2, 1996 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows:

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and long-term on-going capitalization follows (thousands):

                                     November 2,     February 3,
                                        1996            1996
                                     -----------     -----------
Working capital                         $329,316        $172,762

Intercompany payable (receivable)       $169,483        $(34,136)

Capitalization:
 Long-term debt                         $350,000        $350,000
 Deferred income taxes                    47,931          71,475
 Shareholders' equity                    277,919         268,937
                                     -----------     -----------
Total capitalization                    $675,850        $690,412
                                     ===========     ===========

Net cash used for operating activities totaled $8.8 million for the thirty-nine weeks ended November 2, 1996 versus $35.6 million provided from operating activities for the same period in 1995. The $178.6 million of cash used for inventories in 1996 versus $140.6 million used in 1995 is primarily due to planned inventory increases associated with the holiday selling period and an increase in the number of stores. The $62.0 million increase in accounts payable and accrued expenses resulted primarily from increases in merchandise payables due to seasonal builds in inventory. The $35.8 million of cash used for income taxes was due principally to the timing of tax payments on last year's fourth quarter earnings.

Investing activities represented capital expenditures, primarily attributable to new and remodeled stores.

Financing activities included net borrowings of $203.6 million from The Limited through the intercompany payable account which helped fund capital expenditures and seasonal builds in inventory. Other changes in shareholders' equity and short-term borrowings in 1995 represent activities related to the formation of the Company and related initial public offering.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $100.1 million for the thirty-nine weeks ended November 2, 1996 compared to $97.3 million for the comparable period of 1995. The Company anticipates spending $120 - $140 million in 1996 for capital expenditures, of which $110 - $120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company has previously announced its intention to add approximately 830,000 selling square feet in 1996, including approximately 320 new stores, which will represent a 19% increase in selling square feet over year-end 1995. The Company expects that future capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995
----
All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations on appropriate terms, ability to develop new merchandise and ability to hire nad train assocites, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if expereince or future changes made it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

       3.  Articles of Incorporation and Bylaws

           3.1 Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           3.2   Bylaws of the Company incorporated by reference to Exhibit
                 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

       4.  Instruments Defining the Rights of Security Holders

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

           4.2 Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

           4.3  Bylaws of The Limited, Inc. incorporated by reference to Exhibit
                4.3 to the Company's Form S-1.

      10.  Material Contracts

           10.1 Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan (1996 Restatement).

           10.1   Intimate Brands, Inc. 1995 Stock Plan for Non-Associate
                  Directors.

           10.1   Intimate Brands, Inc. Incentive Compensation Plan.

      15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

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


Date: December 13, 1996
-----------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                  -------------



Exhibit No.     Document
-----------     --------

   10.1 Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan (1996 Restatement).

   10.2         Intimate Brands, Inc. 1995 Stock Plan for Non-Associate
                Directors.

   10.3         Intimate Brands, Inc. Incentive Compensation Plan.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

   27           Financial Data Schedule.