Form 10-Q/A
period 1996-11-02
INTIMATE BRANDS INC
filed 1996-12-20
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                  FORM 10-Q/A


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

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)


                                            Thirty-nine Weeks Ended
                                          ---------------------------
                                            November 2,   October 28,
                                               1996          1995
                                          -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $ 100,490     $  72,143

 Impact of Other Operating Activities
  on Cash Flows:
   Depreciation and Amortization                 63,472        57,643
   Changes in Assets and Liabilities:
     Inventories                               (178,582)     (140,610)
     Accounts Payable and Accrued
      Expenses                                   61,952        38,412
     Income Taxes                               (35,846)       15,190
     Other Assets and Liabilities               (20,324)       (7,210)
                                          -------------   -----------

NET CASH PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES                            (8,838)       35,568
                                          -------------   -----------
CASH USED FOR INVESTING ACTIVITIES:
 Capital Expenditures                          (100,069)      (97,265)
                                          -------------   -----------
FINANCING ACTIVITIES:
 Proceeds from Short-term Borrowings                 --       250,000
 Repayment of Short-term Borrowings                  --      (646,181)
 Net Proceeds from Sale of Stock                     --       635,033
 Dividends Paid                                 (90,970)           --
 Purchase of Treasury Stock                        (832)           --
 Increase in Intercompany Payable               203,619        80,498
 Stock Options and Other                            294      (255,941)
                                          -------------   -----------
NET CASH PROVIDED FROM FINANCING                112,111        63,409
 ACTIVITIES                               -------------   -----------

NET INCREASE IN CASH AND EQUIVALENTS              3,204         1,712
 Cash and Equivalents, Beginning of Year         12,095         8,869
                                          -------------   -----------
CASH AND EQUIVALENTS, END OF PERIOD           $  15,299     $  10,581
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


Date: December 20, 1996
-----------------------

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