Form 10-K
period 1997-02-01
INTIMATE BRANDS INC
filed 1997-04-30
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  -----------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended February 1, 1997
                          ----------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                         Commission file number 1-13814
                                                -------

                             INTIMATE BRANDS, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                                                    31-1436998
--------------------------------------------------------------       ------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio                43216
-----------------------------------------------------                ------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (614) 479-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each Class                        Name of each exchange on which registered
         -------------------                        -----------------------------------------
         Class A Common Stock, $.01 Par Value       The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes    X      No
                      ---------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 28, 1997: $829,277,397.

Number of shares outstanding of the registrant's Common Stock as of March 28, 1997: 42,527,046 shares of Class A common stock; 210,000,000 shares of Class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended February 1, 1997 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 19, 1997 are incorporated by reference into
Part III.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL.

Intimate Brands, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of lingerie, personal care products and women's apparel. The Company's retail activities are conducted under various trade names through retail stores and the catalogue division of the Company. Apparel merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. The Company's catalogue offers variously priced women's fashion apparel, including lingerie, swimwear, shirts, blouses, sweaters, pants, skirts, coats, dresses and shoes. In addition, the Company's retail stores offer lingerie and accessories, fragrances, bath, personal care products and specialty gift items.

DESCRIPTION OF OPERATIONS.

General.
-------

The Company was incorporated on May 16, 1995, and on May 19, 1995 acquired the assets and liabilities of the Intimate Brands Businesses in exchange for 210 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 42.7 million shares of the Company's Class A common stock was consummated in the Fall of 1995 and, as a result, approximately 83% of the outstanding common stock of the Company is owned by The Limited.

As of February 1, 1997, the Company operated three lingerie businesses, including two retail businesses and one catalogue business (Victoria's Secret Catalogue ), and two personal care businesses. The following chart reflects the retail businesses and the number of stores in operation for each business at February 1, 1997 and February 3, 1996.

            RETAIL BUSINESSES                   NUMBER OF STORES
            -----------------                   ----------------
                                        February 1,          February 3,
                                           1997                 1996
                                        -----------          -----------

            Victoria's Secret Stores            736                  671
            Bath & Body Works                   750                  498
            Cacique                             119                  120
            Penhaligon's*                         4                    4
                                        -----------          -----------
            Total                             1,609                1,293

                                        ===========          ===========

       *  Penhaligon's was sold in March 1997.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:


              Fiscal    Beginning
               Year      of Year     Opened    Closed    End of Year
              ------    ---------    ------    ------    -----------

               1992         662         87       (6)          743

               1993         743        155      (19)          879

               1994         879        166       (8)        1,037

               1995       1,037        260       (4)        1,293

               1996       1,293        325       (9)        1,609

The Company also operates Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and sources a substantial portion of the bath and personal care products sold by the Company.

During fiscal year 1996, the Company purchased merchandise from approximately 1,000 suppliers and factories located throughout the world. The Company sourced approximately 21% of its merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single third party manufacturer.

Most of the merchandise and related materials for the Company's stores and catalogue is shipped to distribution centers owned by The Limited in the Columbus, Ohio area, where the merchandise is received and inspected. The Limited uses common and contract carriers to distribute merchandise and related materials to the Company's stores. The Company pays outbound freight for stores to The Limited based on cartons shipped. The catalogue division contracts and ships to its customers via independent third parties including the U.S. Postal Service. The Company's divisions generally have independent distribution capabilities and no division receives priority over any other division. There are no distribution channels between the divisions.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1996, the highest inventory level approximated $584 million at the November 1996 month-end and the lowest inventory level approximated $321 million at the May 1996 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or The Limited's 40% owned credit card processing venture, Alliance Data Services ("ADS"). ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of The Limited prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating divisions, including their respective target markets.

Victoria's Secret Stores - The most successful brand of elegant intimate apparel, foundations and related products for women.

Cacique - Uniquely designed, high-quality lingerie for the elegant, intelligent and sophisticated woman, aged twenty-five and up.

Victoria's Secret Catalogue - The industry-leading catalogue of women's intimate and fashion apparel.

Bath & Body Works - Healthy, natural, good-for-you personal care products and gifts from America's heartland.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating divisions, is set forth under the caption "Management's Discussion and Analysis" of the Intimate Brands, Inc. 1996 Annual Report to Shareholders, portions of which are annexed hereto as
Exhibit 13 (the "1996 Annual Report") and is incorporated herein by reference.

COMPETITION.

The sale of apparel, lingerie and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's Catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, quality and catalogue presentation are the principal competitive factors in Catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogue. However, the Company estimates its total share of the domestic lingerie market at approximately 10%.

ASSOCIATE RELATIONS.

On February 1, 1997, the Company employed approximately 43,900 associates, 32,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.  PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Kettering, Ohio and London, England.

The distribution and shipping facilities are owned by The Limited and are leased by the Company under fifteen year leases, with options to renew.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1997 and 2017 and generally have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to defray a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount.
Certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of February 1, 1997.

Leslie H. Wexner, 59, has been Chairman of the Board and Chief Executive Officer of the Company since 1995. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

Kenneth B. Gilman, 50, has been Vice Chairman of the Company since 1995. Mr. Gilman has been Vice Chairman and Chief Financial Officer of The Limited since June 1993 and was Executive Vice President and Chief Financial Officer of The Limited for more than five years prior thereto.

Cynthia D. Fedus, 47, has been President and Chief Executive Officer of Victoria's Secret Catalogue since August 1988, and assumed such position with the Company in 1995.

Grace A. Nichols, 50, has been President and Chief Executive Officer of Victoria's Secret Stores, Inc. since January 1991, and assumed such position with the Company in 1995. For three years prior thereto, Ms. Nichols was Executive Vice President, General Merchandise Manager of Victoria's Secret Stores.

Beth M. Pritchard, 50, has been President and Chief Executive Officer of Bath & Body Works, Inc. ("BBW") since November 1993, and assumed such position with the Company in 1995. For approximately one and one-half years prior thereto, Ms. Pritchard held the position of Executive Vice President and General Manager at BBW. From 1991 until 1993, Ms. Pritchard was Executive Vice President at Express, a business operated by The Limited.

Philip E. Mallott, 39, has been Vice President Finance and Chief Financial Officer of the Company since 1995. For approximately one year prior thereto, Mr. Mallott was Chief Financial Officer at Structure, a business operated by The Limited, Inc. From 1991 until 1994, Mr. Mallott was Vice President, Finance at Structure.

All of the above officers serve at the pleasure of the Board of Directors of the Company.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal year 1996 and 1995, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal year 1996 and 1995 is set forth under the caption "Market Price and Dividend Information" on page 47 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 30 of the 1996 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 31 through 36 of the 1996 Annual Report and is incorporated herein by reference.

------------------------------------------------------
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is effective for the Company's 1997 annual financial statements. The Company believes that the impact on its financial statements will be immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1996 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 1 through 5 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1997 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION - Section 16 (a) Beneficial Ownership Reporting Compliance" on page 10 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 6 through 10 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 4 and 5 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 14 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Business Experience" on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and may pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries, including matters that may constitute corporate opportunities of The Limited and its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K.

     (a)(1)  List of Financial Statements.
             ----------------------------

     The following consolidated financial statements of Intimate Brands, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (a)(2)  List of Financial Statement Schedules.
             -------------------------------------

             All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

     (a)(3)  List of Exhibits.
             -----------------

     3.    Articles of Incorporation and Bylaws.

           3.1. Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.


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

           4.2. Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

           4.3.   Bylaws of The Limited, Inc. incorporated by reference to
                  Exhibit 4.3 to the Company's Form S-1.

     10.   Material Contracts.

           10.1. Services Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.2. Credit Card Processing Agreement by World Financial Network National Bank and Victoria's Secret Stores, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.3. Credit Card Processing Agreement by World Financial Network National Bank and Victoria's Secret Catalogue, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.4. Corporate Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to
                  Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.5. Tax Sharing Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.6. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Stores, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.7. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Catalogue , Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.8. Sublease Agreement by The Limited London-Paris-New York, Inc. and Bath & Body Works, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.9. Sublease Agreement by Lane Bryant, Inc. and Cacique, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.10. Sublease Agreement by Victoria's Secret Stores, Inc. and Henri Bendel, Inc., dated June 1, 1995 incorporated by reference to
                  Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.11. Sublease Agreement by Victoria's Secret Stores, Inc. and Abercrombie & Fitch Co., Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.12. Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.13. Shared Facilities Agreement by Structure, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.14. Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.15. Shared Facilities Agreement by Express, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.16. Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.17. Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Cacique, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.18. Shared Facilities Agreement by Cacique, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.19. Shared Facilities Agreement by Express, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.20. Shared Facilities Agreement by Lerner New York, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.21. Shared Facilities Agreement by Lerner New York, Inc. and Cacique, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.22. Shared Facilities Agreement by Express, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.23. Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

           10.24. Intimate Brands, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

           10.25. Intimate Brands, Inc. 1995 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

           10.26. Form of Indemnification Agreement between the Company and the directors and officers of the Company incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

      11.  Statement re Computation of Per Share Earnings.

      13. Excerpts from the 1996 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 30 - 46.

      21.  Subsidiaries of the Registrant.

      23.  Consent of Independent Accountants.

      24.  Powers of Attorney.

      99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

      (b)  Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

      (c)  Exhibits.
           --------

           The exhibits to this report are listed in section (a)(3) of Item 14 above.

      (d)  Financial Statement Schedules.
           -----------------------------

           Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1997

                                    INTIMATE BRANDS, INC.
                                    (registrant)


                                    By /s/ PHILIP E. MALLOTT
                                       ---------------------
                                       Philip E. Mallott,
                                       Vice President Finance and
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1997:

     Signature                      Title
     ---------                      -----

/s/ LESLIE H. WEXNER*               Chairman of the Board of Directors,
-----------------------------       President and Chief Executive Officer
Leslie H. Wexner

/s/ KENNETH B. GILMAN*              Director and Vice Chairman
-----------------------------
Kenneth B. Gilman

/s/ ROGER D. BLACKWELL*             Director
-----------------------------
Roger D. Blackwell

/s/ CYNTHIA D. FEDUS*               Director
-----------------------------
Cynthia D. Fedus

/s/ E. GORDON GEE*                  Director
-----------------------------
E. Gordon Gee

/s/ GRACE A. NICHOLS*               Director
-----------------------------
Grace A. Nichols

/s/ BETH M. PRITCHARD*              Director
-----------------------------
Beth M. Pritchard

/s/ DONALD B. SHACKELFORD*          Director
-----------------------------
Donald B. Shackelford

/s/ ALEX SHUMATE*                   Director
-----------------------------
Alex Shumate


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/ PHILIP E. MALLOTT
   ---------------------
   Philip E. Mallott
   Attorney-in-fact

             [LETTERHEAD OF COOPERS & LYBRAND L.L.P. APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Intimate Brands, Inc.



We have audited the accompanying consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997, which financial statements are included on pages 37 through 46 of the 1996 Annual Report to Shareholders of Intimate Brands, Inc. and incorporated by reference herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intimate Brands, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.






                                                /s/ Coopers & Lybrand L.L.P.

                                                COOPERS & LYBRAND L.L.P.



Columbus, Ohio
February 24, 1997

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.   Document
-----------   ----------------------------------------

    11        Statement re Computation of Per Share Earnings.

    13 Excerpts from the 1996 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 30 - 46.

    21        Subsidiaries of the Registrant.

    23        Consent of Independent Accountants.

    24        Powers of Attorney.

    27        Financial Data Schedule.

    99        Annual Report of The Limited, Inc. Savings and Retirement Plan.