Form 10-Q
period 1997-05-03
INTIMATE BRANDS INC
filed 1997-06-12
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997
                               -----------

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     ------------


                         Commission file number 1-13814
                                                -------


                              INTIMATE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    31-1436998
-------------------                     -------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)



            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        (614)   479-6900
                                                   -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock                       Outstanding at May 30, 1997
      --------------------                       ---------------------------
         $.01 Par Value                               42,542,092 Shares

      Class B Common Stock                       Outstanding at May 30, 1997
      --------------------                       ---------------------------
         $.01 Par Value                              210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------
Part I.    Financial Information

  Item 1.  Financial Statements
       Consolidated Statements of Income
            Thirteen Weeks Ended
                 May 3, 1997 and May 4, 1996............................   3

       Consolidated Balance Sheets
                 May 3, 1997 and February 1, 1997.......................   4

       Consolidated Statements of Cash Flows
            Thirteen Weeks Ended
                 May 3, 1997 and May 4, 1996............................   5

       Notes to Consolidated Financial Statements.......................   6

  Item 2.  Management's Discussion and Analysis of
                 Results of Operations and Financial Condition..........  10


Part II. Other Information

  Item 1. Legal Proceedings............................................   16

  Item 4. Submission of Matters to a Vote of Security Holders..........   16

  Item 5. Other Information............................................   17

  Item 6. Exhibits and Reports on Form 8-K.............................   17

                        PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)


                                                                                 Thirteen Weeks Ended
                                                                           ----------------------------------

                                                                                  May 3,              May 4,
                                                                                   1997                1996
                                                                           ---------------    ---------------
        NET SALES                                                                 $704,041           $586,208

             Cost of Goods Sold, Occupancy and Buying Costs                        475,959            411,431
                                                                           ---------------    ---------------
        GROSS INCOME                                                               228,082            174,777

             General, Administrative and Store Operating Expenses                 (167,800)          (125,894)
                                                                           ---------------    ---------------
        OPERATING INCOME                                                            60,282             48,883

             Interest Expense                                                      ( 7,564)           ( 7,563)

             Other Income                                                            2,080                715
                                                                           ---------------    ---------------

        INCOME BEFORE INCOME TAXES                                                  54,798             42,035

             Provision for Income Taxes                                             21,900             16,800
                                                                           ---------------    ---------------
        NET INCOME                                                                 $32,898            $25,235
                                                                           ===============    ===============

        NET INCOME PER SHARE                                                          $.13               $.10
                                                                           ===============    ===============

        DIVIDENDS PER SHARE                                                           $.13               $.12
                                                                           ===============    ===============

        WEIGHTED AVERAGE SHARES OUTSTANDING                                        253,091            252,757
                                                                           ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                           May 3,             February 1,
                                                                            1997                  1997
                                                                      ---------------       --------------
                                                                        (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
     Cash and Equivalents                                                     $18,732             $135,111
     Accounts Receivable                                                       18,322               18,750
     Inventories                                                              445,201              434,800
     Intercompany Receivable                                                        -                   60
     Other                                                                     73,256               68,255
                                                                      ---------------       --------------
TOTAL CURRENT ASSETS                                                          555,511              656,976

PROPERTY AND EQUIPMENT, NET                                                   389,286              395,647

OTHER ASSETS                                                                   85,218               82,539
                                                                      ---------------       --------------
TOTAL ASSETS                                                               $1,030,015           $1,135,162
                                                                      ===============       ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                         $74,431              $88,896
     Accrued Expenses                                                         115,511              136,598
     Income Taxes Payable                                                      27,772               98,187
     Intercompany Payable                                                          19                    -
                                                                      ---------------       --------------
TOTAL CURRENT LIABILITIES                                                     217,733              323,681

LONG-TERM DEBT                                                                350,000              350,000

DEFERRED INCOME TAXES                                                          50,936               50,935

OTHER LONG-TERM LIABILITIES                                                     9,004                8,493

SHAREHOLDERS' EQUITY:
     Common Stock                                                               2,527                2,527
     Paid-in Capital                                                          675,151              675,240
     Retained Deficit                                                       (272,000)            (272,071)
                                                                      ---------------       --------------
                                                                              405,678              405,696
Less Treasury Stock, at Average Cost                                          (3,336)              (3,643)
                                                                      ---------------       --------------
TOTAL SHAREHOLDERS' EQUITY                                                    402,342              402,053
                                                                      ---------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                $1,030,015           $1,135,162
                                                                      ===============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                     -------------------------------

                                                                         May 3,           May 4,
                                                                          1997             1996
                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $  32,898         $ 25,235

     Impact of Other Operating Activities on Cash Flows:
          Depreciation and Amortization                                      24,375           19,250
          Changes in Assets and Liabilities:
               Inventories                                                  (10,401)          18,938
               Accounts Payable and Accrued Expenses                        (35,552)         (24,315)
               Income Taxes                                                 (70,414)         (59,787)
               Other Assets and Liabilities                                  (9,693)          (1,762)
                                                                     --------------   --------------

NET CASH USED FOR OPERATING ACTIVITIES                                      (68,787)         (22,441)
                                                                     --------------   --------------

CASH USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                                   (15,062)         (19,068)
                                                                     --------------   --------------

FINANCING ACTIVITIES:
     Dividends Paid                                                         (32,827)         (30,324)
     Change in Intercompany Payable/Receivable                                   79           73,598
     Other Changes in Shareholders' Equity                                      218             --
                                                                     --------------   --------------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                      (32,530)          43,274
                                                                     --------------   --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (116,379)           1,765
     Cash and Equivalents, Beginning of Year                                135,111           12,095
                                                                     --------------   --------------

CASH AND EQUIVALENTS, END OF PERIOD                                       $  18,732         $ 13,860
                                                                     ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      Intimate Brands, Inc. (the "Company") includes specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, and Gryphon Development. An initial public offering of 42.7 million shares of the Company's Class A common stock was consummated in 1995 and as a result, approximately 83% of the outstanding common stock of the Company is owned by The Limited, Inc. ("The Limited").

      The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled.

      The consolidated financial statements as of and for the periods ended May 3, 1997 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      The consolidated financial statements as of May 3, 1997 and for the thirteen week periods ended May 3, 1997 and May 4, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2.    ADOPTION OF ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per
                                                                   ------------
      Share." The Company will adopt the computation, presentation and
      -----
      disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                      May 3,        February 1,
                                                       1997            1997
                                                    -----------    ------------
     Property and equipment, at cost                   $712,635        $701,599
     Accumulated depreciation and
      amortization                                     (323,349)       (305,952)
                                                    -----------    ------------
     Property and equipment, net                       $389,286        $395,647
                                                    ===========    ============

5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate. Income taxes paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 approximated $92.3 million and $76.6 million.

6.   LONG-TERM DEBT

     Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited. Unsecured long-term debt consisted of (thousands):

                                                      May 3,        February 1,
                                                       1997            1997
                                                    -----------    ------------
     7 1/2% Debentures due March 2023                  $100,000        $100,000
     9 1/8% Notes due February 2001                     150,000         150,000
     8 7/8% Notes due August 1999                       100,000         100,000
                                                    -----------    ------------
                                                       $350,000        $350,000
                                                    ===========    ============

     Interest paid during the thirteen weeks ended May 3, 1997 and May 4, 1996, including interest on the intercompany cash management account (see note
     7), approximated $15.1 million and $19.5 million.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other divisions of The Limited based upon various allocation methods.

     The Company participates in The Limited's centralized cash management system whereby cash received from operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. After the initial capitalization of the Company, the intercompany cash management account became an interest earning asset or interest bearing liability of the Company depending upon the level of cash receipts and disbursements. Interest on the intercompany cash management account is calculated based on 30-day commercial paper rates for "AA" rated companies as reported in the Federal Reserve's H.15 statistical release.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
  The Board of Directors of
  Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries at May 3, 1997 and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 1, 1997 and the related statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                    /s/ Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.


Columbus, Ohio
June 10, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1997 increased 20% to $704 million from $586 million in the first quarter of 1996. Operating income for the 1997 quarter of $60.3 million increased 23% from $48.9 million in 1996. Earnings per share grew 30% to $.13 per share, compared to $.10 per share in 1996.

Divisional highlights include the following:

Victoria's Secret Stores had a 14% sales gain in the first quarter as the business continued to see excellent response to new products including `Angels,' its new bra and panty, and the ongoing inflow of fresh fashion sleepware. Also, the business benefited from the strong sales growth at Victoria's Secret Bath & Fragrance shops.

Bath & Body Works achieved a 60% sales gain and a 50% increase in operating income in the first quarter. Bath & Body Works continued to enjoy success from continued new product introductions, such as antibacterial hand gel and unique gift selections. The business opened 46 stores in the quarter, with a goal of opening approximately 200 new stores in 1997.

Victoria's Secret Catalogue recorded a sales increase of 7% to $179.6 million. Improved per page productivity and catalogue response rates resulted in a 24% increase in operating income.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 3, 1997 to the comparable 1996 period:

                                                                            Change From
                                                 1997          1996          Prior Year
                                            ------------   ------------   -----------------
  Net Sales (millions):
Victoria's Secret Stores                           $325           $286           14%
Victoria's Secret Catalogue                         180            167            7%
Bath & Body Works                                   177            111           60%
Cacique                                              19             19            -
Other                                                 3              3            -
                                            ------------   ------------   -----------------
  Total Net Sales                                  $704           $586           20%
                                            ============   ============   =================


Increase in comparable store sales:
Victoria's Secrets Stores                            7%             8%
Bath & Body Works                                   13%            14%
Cacique                                              4%            19%
                                            ------------   ------------
  Total Intimate Brands, Inc.                        8%             9%
                                            ============   ============

Retail Sales Excluding Catalogue and Other:

Retail sales increase attributable to new
  and remodeled stores                              17%            20%
Retail sales per average selling square foot       $102            $97
Retail sales per average store (thousands)         $319           $316
Average store size at end of quarter              3,127          3,257
  (square feet)
Retail selling square feet (thousands)            5,179          4,351

  Number of Stores:

Beginning of year                                 1,609          1,293
  Opened                                             55             44
  Closed                                             (8)  *         (1)
                                            ------------   ------------
End of Period                                     1,656          1,336
                                            ============   ============

*  Includes sale of four Penhaligon's stores in April 1997.




                                              Number of Stores                                Selling Sq. Ft. (thousands)
                              ----------------------------------------------     -------------------------------------------------
                                                                Change                                                 Change
                                May 3,         May 4,            From               May 3,           May 4,             From
                                 1997           1996            Prior Year           1997             1996            Prior Year
                              -----------    ------------    ---------------     ------------    -------------    ----------------
Victoria's Secret Stores             742             683                 59            3,360            3,074                 286
Bath & Body Works                    796             528                268            1,457              906                 551
Cacique                              118             121                (3)              362              369                 (7)
Penhaligon's                           -               4                (4)                -                2                 (2)
                              -----------    ------------    ---------------     ------------    -------------    ----------------

Total stores and selling
 square feet                       1,656           1,336                320            5,179            4,351                 828
                              ===========    ============    ===============     ============    =============    ================

Net Sales
---------

Net sales for the first quarter of 1997 increased 20% over the same period in 1996. This increase was primarily attributable to the net addition of 320 new stores which accounted for 62% of the increase. The remaining increase came from an 8% increase in comparable store sales (28% of total increase) and a 7% increase in catalogue net sales.

Victoria's Secret Stores net sales for the first quarter of 1997 increased 14% to $325 million from $286 million a year ago. The sales increase was due to the net addition of 59 new stores and 286,000 selling square feet (a 9% increase in selling square feet over 1996) and a 7% increase in comparable store sales.

Victoria's Secret Catalogue net sales for the first quarter of 1997 increased 7% to $180 million from $167 million a year ago. This increase was primarily attributable to a 14% increase in catalogue circulation to approximately 91 million catalogues mailed in the first quarter 1997 from approximately 79 million catalogues for the same period in 1996.

Bath & Body Works net sales for the first quarter of 1997 increased 60% to $177 million from $111 million a year ago. This increase was primarily attributable to a net addition of 268 stores and 551,000 selling square feet, a 61% increase in selling square feet over 1996. The balance of the increase was from a 13% increase in comparable store sales.

Gross Income
------------

Gross income increased as a percentage of net sales to 32.4% for the first quarter of 1997 from 29.8% for the same period in 1996. The increase was primarily due to a 1.8% reduction in buying and occupancy costs and a .8% increase in merchandise margins. The reduction in buying and occupancy costs, expressed as a percentage of net sales, was experienced across virtually all of the Company's businesses. The decrease was especially significant at Bath & Body Works due to the growth in net sales in the first quarter, and Victoria's Secret Catalogue, which experienced lower paper and postage costs.

The increase in merchandise margins is attributable to the growth of Bath & Body Works net sales as a percentage of total Company sales and a margin rate increase at Victoria's Secret Stores. Bath & Body Works has historically recorded significantly higher merchandise margins and significantly lower buying and occupancy costs (due to smaller store size and higher sales productivity), as compared with the rest of the Company. This advantage results from the higher margins of the personal care products and the high merchandise productivity, expressed in sales per selling square feet, that Bath & Body Works stores enjoy. The Company believes that continued strong growth of Bath & Body Works will have a positive impact on gross income as a percentage of total Company sales. The Victoria's Secret Stores' margin rate increase was the result of higher initial markups and the continuation of a non-promotional pricing strategy adopted in the fourth quarter of 1996, as well as the strong sales increase of high margin personal care products.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 23.8% in the first quarter of 1997 from 21.5% for the same period in 1996. The increase in the Company's expense rate was primarily the result of two factors: first, the investments made at Victoria's Secret Stores in store staffing and management for the personal care business and the use of national television advertising in connection with promoting the brand and new product launches; and second, the growth of Bath & Body Works net sales in the first quarter from 19% of total Company sales in 1996 to 25% in 1997. Due to an emphasis on point of sale marketing and in store staffing, Bath & Body Works has higher general, administrative and store operating expenses as a percentage of net sales. The Company believes that continued strong growth of Bath & Body Works as a percentage of total Company business may cause these costs to increase, expressed as a percentage of total Company sales, without significant expense rate improvement by other Company divisions.

Operating Income
----------------

First quarter operating income, as a percentage of sales, was 8.6% in 1997 and 8.3% in 1996. The increase was a result of the improved gross income rate, which more than offset increases in the general, administrative and store operating expenses expressed as a percentage of sales.

Interest Expense and Other Income
---------------------------------

The Company incurred $7.6 million in interest expense in both the first quarter of 1997 and 1996, which is primarily the interest on the Company's $350 million long-term debt.

In the first quarter of 1997, the Company earned $2.1 million in other income compared to $.7 million for the same period in 1996. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows ($000):


                                        May 3,                  February 1,
                                         1997                       1997
                                   -----------------         -----------------
Working Capital                             $337,778                  $333,295
                                   =================         =================
Capitalization:
 Long-term debt                             $350,000                  $350,000
 Deferred income taxes                        50,936                    50,935
 Shareholders' equity                        402,342                   402,053
                                   -----------------         -----------------
Total Capitalization                        $803,278                  $802,988
                                   =================         =================

Net cash used in operating activities totaled $68.8 million for the thirteen weeks ended May 3, 1997 versus $22.4 million for the same period in 1996. The increase in the net cash requirements of the Company for the first quarter was due principally to the growth in inventories this year, consistent with business growth trends, versus a reduction last year and higher income tax payments associated with higher taxable income for the prior year.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $15.1 million for the thirteen weeks ended May 3, 1997, compared to $19.1 million for the comparable period of 1996. The Company anticipates spending $140-$160 million in 1997 for capital expenditures, of which $115-$135 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business. Also included in the capital expenditure estimate is $20 million for equipment and leasehold improvements for the Bath & Body Works new distribution center and world headquarters, scheduled for completion during 1997.

The Company has previously announced its intention to add approximately 750,000 selling square feet in 1997, which will represent a 15% increase over year-end 1996. It is anticipated the increase will result from the addition of approximately 260 new stores and the expansion of approximately 42 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise and ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint. The Company believes the allegations made in the suit are without merit and intends to defend it vigorously.

        Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 19, 1997. The matters voted upon and the results of the voting were as follows:

        (a) Cynthia D. Fedus, E. Gordon Gee, and Alex Shumate were elected to the Board of Directors for a term of three years. Of the 35,350,969 Class A shares and 210,000,000 Class B shares (representing 630,000,000 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:


                                          Votes        Votes as to Which
                                           For          Voting Authority
                        Name            Election           Withheld
             ---------------------- ---------------- --------------------
              Cynthia D. Fedus        664,569,124          781,845

              E. Gordon Gee           664,564,216          786,753

              Alex Shumate            664,567,259          783,710

              In addition, directors whose term of office continued after the Annual Meeting were: Leslie H. Wexner, Kenneth B. Gilman, Beth M. Pritchard, Roger D. Blackwell, Grace A. Nichols and Donald B. Shackelford.

        (b) The Company's Incentive Compensation Performance Plan was approved with 664,874,906 votes for approval, 324,795 against and 31,494 abstained.

        (c) The Company's 1997 Restatement of the Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan was approved with 663,426,804 votes for approval, 1,769,411 against and 34,980 abstained.

Item 5. OTHER INFORMATION

        The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and may pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries, including matters that may constitute corporate opportunities of The Limited, its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.

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

                4.2 Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.

                4.3    Bylaws of The Limited, Inc. incorporated by reference to
                       Exhibit 4.3 to the Company's Form S-1.

        10.     Material Contracts

                10.1 Intimate Brands, Inc. 1996 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04923).

                10.2 Intimate Brands, Inc. Incentive Compensation Plan incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04921).

        11.     Statements re:  Computation of Per Share Earnings

        15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

        27.     Financial Data Schedule


  (b)   Reports on Form 8-K.
        -------------------

        None.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTIMATE BRANDS, INC.
                                             (Registrant)



                                          By /s/  Philip E. Mallott
                                             -----------------------------
                                             Philip E. Mallott,
                                             Chief Financial Officer*


Date:   June 12, 1997

-----------------------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


    Exhibit No.           Document
    -----------           ---------------------------------------------
       11                 Statement re:  Computation of Per Share Earnings.

       15                 Letter re: Unaudited Interim Financial Information to
                          Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

       27                 Financial Data Schedule.