Form 10-Q
period 1997-08-02
INTIMATE BRANDS INC
filed 1997-09-12
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997
                               --------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________



                         Commission file number 1-13814
                                                -------


                              INTIMATE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     31-1436998
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        (614) 415-6900
                                                  --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X       No
                                             ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class A Common Stock                  Outstanding at August 29, 1997
          --------------------                  ------------------------------
             $.01 Par Value                            42,560,925 Shares

          Class B Common Stock                  Outstanding at August 29, 1997
          --------------------                  ------------------------------
             $.01 Par Value                           210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------

Part I.  Financial Information

      Item 1.  Financial Statements
            Consolidated Statements of Income
                  Thirteen and Twenty-six Weeks Ended
                        August 2, 1997 and August 3, 1996 ...............  3

            Consolidated Balance Sheets
                        August 2, 1997 and February 1, 1997 .............  4

            Consolidated Statements of Cash Flows
                  Twenty-six Weeks Ended
                        August 2, 1997 and August 3, 1996 ...............  5

            Notes to Consolidated Financial Statements ..................  6

      Item 2.  Management's Discussion and Analysis of
                        Results of Operations and Financial Condition ... 10


Part II. Other Information

      Item 1.  Legal Proceedings ........................................ 16

      Item 5.  Other Information ........................................ 16

      Item 6.  Exhibits and Reports on Form 8-K ......................... 17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                          ---------------------------------     -------------------------------
                                                             August 2,          August 3,          August 2,        August 3,
                                                                1997              1996                1997             1996
                                                          --------------     --------------     -------------     -------------
NET SALES                                                      $826,574           $653,291        $1,530,615        $1,239,499

      Cost of Goods Sold, Occupancy and Buying Costs            544,003            436,329         1,019,962           847,760
                                                          --------------     --------------     -------------     -------------

GROSS INCOME                                                    282,571            216,962           510,653           391,739

      General, Administrative and Store Operating
            Expenses                                            175,086            130,130           342,886           256,024
                                                          --------------     --------------     -------------     -------------

OPERATING INCOME                                                107,485             86,832           167,767           135,715

      Interest Expense                                           (7,562)            (7,563)          (15,126)          (15,126)

      Other Income                                                1,775                891             3,855             1,606
                                                          --------------     --------------     -------------     -------------

INCOME BEFORE INCOME TAXES                                      101,698             80,160           156,496           122,195

      Provision for Income Taxes                                 40,700             32,100            62,600            48,900
                                                          --------------     --------------     -------------     -------------
NET INCOME                                                      $60,998            $48,060           $93,896           $73,295
                                                          ==============     ==============     =============     =============
NET INCOME PER SHARE                                               $.24               $.19              $.37              $.29
                                                          ==============     ==============     =============     =============
DIVIDENDS PER SHARE                                                $.13               $.12              $.26              $.24
                                                          ==============     ==============     =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING                             253,271            253,114           253,181           252,936
                                                          ==============     ==============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                                   August 2,           February 1,
                                                                                      1997                 1997
                                                                                ---------------      ---------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and Equivalents                                                             $17,585             $135,111
      Accounts Receivable                                                               18,653               18,750
      Inventories                                                                      419,722              434,800
      Intercompany Receivables                                                          32,961                   60
      Other                                                                             90,473               68,255
                                                                                ---------------      ---------------

TOTAL CURRENT ASSETS                                                                   579,394              656,976

PROPERTY AND EQUIPMENT, NET                                                            414,324              395,647

OTHER ASSETS                                                                            84,334               82,539
                                                                                ---------------      ---------------

TOTAL ASSETS                                                                        $1,078,052           $1,135,162
                                                                                ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Accounts Payable                                                                 $73,053              $88,896
      Accrued Expenses                                                                 130,480              136,598
      Income Taxes Payable                                                              33,472               98,187
                                                                                ---------------      ---------------

TOTAL CURRENT LIABILITIES                                                              237,005              323,681

LONG-TERM DEBT                                                                         350,000              350,000

DEFERRED INCOME TAXES                                                                   50,936               50,935

OTHER LONG-TERM LIABILITIES                                                              9,459                8,493

SHAREHOLDERS' EQUITY:
      Common Stock                                                                       2,527                2,527
      Paid-in Capital                                                                  674,885              675,240
      Retained Deficit                                                                (243,835)            (272,071)
                                                                                ---------------      ---------------
                                                                                       433,577              405,696

      Less Treasury Stock, at Average Cost                                              (2,925)              (3,643)
                                                                                ---------------      ---------------

TOTAL SHAREHOLDERS' EQUITY                                                             430,652              402,053
                                                                                ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $1,078,052           $1,135,162
                                                                                ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                         Twenty-six Weeks Ended
                                                                ---------------------------------------
                                                                     August 2,             August 3,
                                                                        1997                  1996
                                                                -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    $93,896               $73,295
      Net Income

      Impact of Other Operating Activities on Cash Flows:
            Depreciation and Amortization                                 47,173                40,740
            Changes in Assets and Liabilities:
                  Inventories                                             15,078                 1,600
                  Accounts Payable and Accrued Expenses                  (21,961)               (6,295)
                  Income Taxes                                           (64,714)              (49,435)
                  Other Assets and Liabilities                           (26,430)                2,078
                                                                -----------------      ----------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                               43,042                61,983
                                                                -----------------      ----------------

CASH USED FOR INVESTING ACTIVITIES:
      Capital Expenditures                                               (62,370)              (48,660)
                                                                -----------------      ----------------

FINANCING ACTIVITIES:
      Dividends Paid                                                     (65,660)              (60,648)
      Change in Intercompany Payable/Receivable                          (32,901)               48,816
      Stock Options and Other                                                363                  (668)
                                                                -----------------      ----------------

NET CASH USED FOR FINANCING ACTIVITIES                                   (98,198)              (12,500)
                                                                -----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         (117,526)                  823
      Cash and Equivalents, Beginning of Year                            135,111                12,095
                                                                -----------------      ----------------

CASH AND EQUIVALENTS, END OF PERIOD                                      $17,585               $12,918
                                                                =================      ================

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

     The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2.   ADOPTION OF ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The
                                                        ------------------
     Company will adopt the computation, presentation and disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                 August 2,         February 1,
                                                   1997                1997
                                              --------------     --------------
     Property and equipment, at cost               $754,086           $701,599
     Accumulated depreciation and
        amortization                               (339,762)          (305,952)
                                              --------------     --------------

     Property and equipment, net                   $414,324           $395,647
                                              ==============     ==============

5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 approximated $127.3 million and $95.3 million.

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


                                                 August 2,         February 1,
                                                   1997                1997
                                              --------------     --------------
     7 1/2% Debentures due March 2023              $100,000           $100,000
     9 1/8% Notes due February 2001                 150,000            150,000
     8 7/8% Notes due August 1999                   100,000            100,000
                                              --------------     --------------

                                                   $350,000           $350,000
                                              ==============     ==============

     Interest paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996, including interest on the intercompany cash management account (see Note 7), approximated $22.0 million and $27.3 million.

7.   INTERCOMPANY RELATIONSHIP WITH PARENT

     The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other related support expenses are charged to the Company and other divisions at The Limited based upon various allocation methods.

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

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
 The Board of Directors of
 Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at August 2, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 1, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated
February 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ Coopers & Lybrand L.L.P.

                                       COOPERS & LYBRAND, L.L.P.

Columbus, Ohio
September 10, 1997

Item  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1997, net sales increased 27% to $826.6 million from $653.3 million a year ago. Second quarter operating income of $107.5 million increased 24% from last year's $86.8 million. Earnings per share increased 26% to $.24 per share compared to $.19 per share in 1996.

Highlights include the following:

     Victoria's Secret Stores had a very successful semi-annual sale in June. Overall for the quarter, the business recorded comparable store sales increases of 15% and a margin improvement, resulting in an operating income increase of 29%.

     Bath & Body Works achieved a 58% sales gain and a 43% increase in operating profits. To date, the business has benefited from continued product introductions, a growing gift business and 241 new stores as compared to last year.

     Victoria's Secret Catalogue steadily gained momentum throughout the first half of the year, achieving record sales and profits. Year-to-date, operating income increased 39%, due to a 10% sales increase and a 2.5% decline in catalogue and related costs, as a percentage of sales, primarily from lower paper costs.

Sales for the twenty-six weeks ended August 2, 1997 of $1.531 billion increased 24% from sales of $1.239 billion for the same period last year. Operating income increased 24% to $167.8 million from $135.7 million a year ago, and earnings per share grew 28% to $.37 per share, compared to $.29 per share in 1996.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 2, 1997 to the comparable 1996 periods:


                                                           Second Quarter                               Year - to - Date
                                             ----------------------------------------      ----------------------------------------
                                                                            Change                                        Change
                                                                             From                                          From
                                                                             Prior                                         Prior
                                                 1997          1996          Year              1997          1996          Year
                                             -----------   -----------   ------------      -----------   ------------   -----------
Net Sales (millions):

Victoria's Secret Stores                           $389          $319            22%             $714           $605           18%

Victoria's Secret Catalogue                         196           176            12%              376            343           10%

Bath & Body Works                                   212           134            58%              389            245           59%

Cacique                                              22            21             5%               42             40            5%

Other                                                 8             3           167%               10              6           67%
                                             -----------   -----------   ------------      -----------   ------------   -----------
    Total Net Sales                                $827          $653            27%           $1,531         $1,239           24%
                                             ===========   ===========   ============      ===========   ============   ===========

Increase in comparable store sales:

Victoria's Secret Stores                            15%            3%                             11%             5%

Bath & Body Works                                   16%           11%                             15%            12%

Cacique                                             11%           11%                              8%            15%
                                             -----------   -----------                     -----------   ------------
    Total Intimate Brands, Inc.                     15%            5%                             12%             7%
                                             ===========   ===========                     ===========   ============

Retail Sales Excluding Catalogue and Other:

Retail sales increase
    attributable to new and
    remodeled stores                                16%           19%                             17%            19%

Retail sales per average
    selling square foot                            $118          $106            11%             $220           $202            9%

Retail sales per average
    store (thousands)                              $370          $343             8%             $688           $655            5%

Average store size at end of
    quarter (selling square feet)                 3,118         3,222            (3%)

Retail selling square feet at end of
quarter (thousands)                               5,360         4,607            16%


                                    Second Quarter                      Year - to - Date
                             -----------------------------        ----------------------------
                                 1997             1996                1997             1996
                             ------------     ------------        ------------     -----------
Number of stores:
Beginning of period                1,656            1,336               1,609           1,293
    Opened                            65               98                 120             142
    Closed                            (2)              (4)                (10)*            (5)
                             ------------     ------------        ------------     -----------

End of period                      1,719            1,430               1,719           1,430
                             ============     ============        ============     ===========

* Includes sale of four Penhaligon's stores in April 1997.



                                            Number of Stores                               Selling Sq. Ft. (thousands)
                             ----------------------------------------------        -------------------------------------------
                                                                  Change                                              Change
                               August 2,         August 3,      From Prior          August 2,      August 3,        From Prior
                                 1997               1996           Year               1997            1996             Year
                             ------------     ------------     ------------        -----------     -----------     -----------
Victoria's Secret Stores             757              703               54              3,433           3,195             238
Bath & Body Works                    844              603              241              1,564           1,042             522
Cacique                              118              120               (2)               363             368              (5)
Penhaligon's                           -                4               (4)                 -               2              (2)
                             ------------     ------------     ------------        -----------     -----------     -----------
Total stores and selling
   square feet                     1,719            1,430              289              5,360           4,607             753
                             ============     ============     ============        ===========     ===========     ===========

Net Sales
---------

Net sales for the second quarter of 1997 increased by 27% over the same period last year. This increase was primarily attributable to the net addition of 289 new stores which accounted for 47% of the increase. The remaining increase came from a 15% increase in comparable store sales (representing 39% of the total net sales increase) and a 12% increase in catalogue net sales. Year-to-date sales increased 24% over same period in 1996, due to the addition of new stores (53% of total increase), a 12% increase in comparable store sales (35% of total increase) and a 10% increase in catalogue net sales.

Victoria's Secret Stores net sales for the second quarter of 1997 increased 22% to $389 million from $319 million a year ago. The sales increase was due to a 15% increase in comparable store sales for the quarter (representing 66% of the sales increase) and the net addition of 54 new stores and 238,000 selling square feet (a 7% increase in selling square feet over 1996).

Bath & Body Works net sales for the second quarter of 1997 increased 58% to $212 million from $134 million a year ago. The sales increase was primarily attributable to a net addition of 241 stores and 522,000 selling square feet, a 50% increase in selling square feet over 1996. The balance of the increase was from a 16% increase in comparable store sales for the quarter.

Victoria's Secret Catalogue net sales for the second quarter of 1997 increased 12% to $196 million from $176 million a year ago. This increase was primarily attributable to an increase in catalogue circulation in the second quarter of 1997.

Gross Income
------------

Gross income increased as a percentage of net sales to 34.2% for the second quarter of 1997 from 33.2% for the same period in 1996. The increase was primarily due to a 0.9% reduction in buying and occupancy costs. The reduction in buying and occupancy costs, expressed as a percentage of net sales, was primarily due to shifts in the mix of Company sales. Bath & Body Works, which experiences a lower buying and occupancy rate, due to higher sales productivity (expressed in sales per selling square foot) and a smaller store size, grew from 21% of total company net sales in 1996 to 26% in 1997.

The 1997 year-to-date gross income percentage increased 1.8% to 33.4% in 1997 from 31.6% for the same period in 1996. The year-to-date increase was primarily attributable to a 1.3% rate reduction in buying and occupancy costs. The reduction in buying and occupancy expressed as a percentage of sales, was primarily due to the growth of Bath & Body Works net sales as a percentage of the total Company to 25% compared to 20% in 1996, coupled with Victoria's Secret Catalogue's lower catalogue and related costs, primarily in paper. The remaining increase in gross income was also due to the growth of Bath & Body Works in the mix, total Company sales, including its effect on merchandise margins. Bath & Body Works has historically recorded significantly higher merchandise margins and lower buying and occupancy, as compared with the rest of the Company as a result of its relatively higher margins for its personal care products and higher merchandise productivity, expressed in sales per selling square feet. The Company believes that strong sales growth of Bath & Body Works will continue to have a positive impact on gross income as a percentage of total company sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 21.2% in the second quarter of 1997 from 19.9% for the same period in 1996. Year-to-date, the rate increased as a percentage of sales to 22.4% for 1997 from 20.7% in 1996. The increase in the Company's expense rate was primarily due to two factors: the growth of Bath & Body Works net sales as a percentage of the total Company and the investments made in store staffing and management for the personal care portion of the business at Victoria's Secret Stores. Bath & Body Works has higher than company average general, administrative and store operating expenses due to their emphasis on point-of-sale marketing and in-store staffing. The Company believes that continued strong growth of Bath & Body Works as a percentage of total Company sales may cause these costs to continue to increase, expressed as a percentage of total Company sales, without significant expense rate improvement by other Company businesses.

Operating Income
----------------

Second quarter and year-to-date operating income, as a percentage of net sales, was 13.0% and 11.0% in 1997 compared to 13.3% and 10.9% in 1996, respectively. The increase in general, administrative and store operating expenses, expressed as a percentage of sales, outpaced the gross income rate increase in the second quarter of 1997.

Interest Expense and Other Income
---------------------------------

The Company incurred $7.6 million in interest expense for both second quarter 1997 and 1996 and $15.1 million for both year-to-date 1997 and 1996. The interest expense arose primarily from the Company's $350 million long-term debt.

In the second quarter of 1997, the Company earned $1.8 million in other income as compared to $0.9 million for the same period in 1996. Year-to-date, the Company earned $3.9 million compared to $1.6 million in 1996. Other income is primarily interest earned from excess net cash from operations managed through The Limited's centralized cash management system. (See Note 7 of the Company's Consolidated Financial Statements).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of August 2, 1997 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and long-term on-going capitalization follows (thousands):


                                      August 2,         February 1,
                                        1997                1997
                                   --------------     --------------
Working Capital                         $342,389          $333,295
                                   ==============     ==============

Capitalization:
     Long-term debt                     $350,000          $350,000
     Deferred income taxes                50,936            50,935
     Shareholders' equity                430,652           402,053
                                   --------------     --------------

Total Capitalization                    $831,588          $802,988
                                   ==============     ==============

Net cash provided from operating activities totaled $43.7 million for the twenty-six weeks ended August 2, 1997 versus $62.0 million for the same period in 1996. The reduction in net cash provided from operating activities for the Company from last year is primarily due to the timing of higher income tax payments associated with the higher taxable income last year and for the first quarter of this year. Also contributing to the reduction of cash from operating activities was the net impact of a decrease in merchandise payables, due to the timing of payments and inventory receipts in 1997.

Investing activities were all for capital expenditures, of which $36.2 million was for new and remodeled stores and $17.9 million was for equipment and leasehold improvements for Bath & Body Works' new distribution center and world headquarters.

Financing activities included the payment of $65.7 million of dividends for the first half of 1997 and $32.9 million of net cash invested through The Limited's centralized cash management system (see Note 7).

Capital Expenditures
--------------------

Capital expenditures, including Bath & Body Works' new distribution center and world headquarters totaled $62.4 million for the twenty-six weeks ended August 2, 1997 compared to $48.7 million for the comparable period of 1996. The Company anticipates spending $120 - $140 million in 1997 for capital expenditures, of which $90 - $110 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 680,000 selling square feet in 1997, which will represent a 13% increase over year-end 1996. It is anticipated that the increase will result from the addition of approximately 236 new stores and the remodeling/expansion of approximately 43 stores. The Company expects that future capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations on appropriate terms, ability to develop new merchandise, ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The amended complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The amended complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Southern District of Ohio, Eastern Division. On June 30, 1997, the motion to transfer was granted. The motion to dismiss the amended complaint remains pending. The Company believes the allegations made are without merit and intends to defend the lawsuit vigorously.

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

           11.  Statements re:  Computation of Per Share Earnings

           15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report

           27.  Financial Data Schedule


      (b)  Reports on Form 8-K
           -------------------

           None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTIMATE BRANDS, INC.
                                                  (Registrant)



                                              By  /s/ Philip E. Mallott
                                                  ----------------------------
                                                  Philip E. Mallott,
                                                  Chief Financial Officer*


Date: September 12, 1997

---------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Document
-----------         ---------------------------------------

     11             Statement re:  Computation of Per Share Earnings.

     15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

     27             Financial Data Schedule.