Form 10-Q
period 1997-11-01
INTIMATE BRANDS INC
filed 1997-12-15
CIK 945676

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997
                               ----------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________



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



            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code        (614)415-6900
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

                               Yes   X       No
                                   -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common Stock               Outstanding at November 25, 1997
     --------------------               --------------------------------
        $.01 Par Value                          42,582,166 Shares

     Class B Common Stock               Outstanding at November 25, 1997
     --------------------               --------------------------------
        $.01 Par Value                          210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
Part I.    Financial Information

      Item 1.  Financial Statements
           Consolidated Statements of Income
                Thirteen and Thirty-nine Weeks Ended
                     November 1, 1997 and November 2, 1996...............   3

           Consolidated Balance Sheets
                     November 1, 1997 and February 1, 1997...............   4

           Consolidated Statements of Cash Flows
                Thirty-nine Weeks Ended
                     November 1, 1997 and November 2, 1996...............   5

           Notes to Consolidated Financial Statements....................   6

      Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition........ 10


Part II.   Other Information

      Item 1.  Legal Proceedings.......................................... 17

      Item 5.  Other Information.......................................... 17

      Item 6.  Exhibits and Reports on Form 8-K........................... 18

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                         Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                                ---------------------------------------     ---------------------------------------
                                                November 1, 1997      November 2, 1996      November 1, 1997      November 2, 1996
                                                -----------------     -----------------     -----------------     -----------------
NET SALES                                            $   689,978          $   596,985            $ 2,220,593          $ 1,836,484

      Cost of Goods Sold, Occupancy and Buying
         Costs                                           440,751              402,954              1,460,713            1,250,714
                                                     -----------          -----------            -----------          -----------

GROSS INCOME                                             249,227              194,031                759,880              585,770

      General, Administrative and Store
         Operating Expenses                              183,566              140,802                526,452              396,826
                                                     -----------          -----------            -----------          -----------

OPERATING INCOME                                          65,661               53,229                233,428              188,944

      Interest Expense                                    (7,564)              (9,352)               (22,690)             (24,478)

      Other Income                                         1,037                1,418                  4,892                3,024
                                                     -----------          -----------            -----------          -----------

INCOME BEFORE INCOME TAXES                                59,134               45,295                215,630              167,490

      Provision for Income Taxes                          23,700               18,100                 86,300               67,000
                                                     -----------          -----------            -----------          -----------

NET INCOME                                           $    35,434          $    27,195            $   129,330          $   100,490
                                                     ===========          ===========            ===========          ===========

NET INCOME PER SHARE                                 $       .14          $       .11            $       .51          $       .40
                                                     ===========          ===========            ===========          ===========

DIVIDENDS PER SHARE                                  $       .13          $       .12            $       .39          $       .36
                                                     ===========          ===========            ===========          ===========

WEIGHTED AVERAGE SHARES
         OUTSTANDING                                     253,795              253,047                253,386              252,973
                                                     ===========          ===========            ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    INTIMATE BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                  November 1,        February 1,
                                                      1997              1997
                                               ----------------  ---------------
                                                 (Unaudited)
                      ASSETS
                      ------
CURRENT ASSETS:
     Cash and Equivalents                           $    16,969     $   135,111
     Accounts Receivable                                 20,074          18,750
     Inventories                                        578,406         434,800
     Intercompany Receivable                                 --              60
     Other                                              107,429          68,255
                                                    -----------     -----------

TOTAL CURRENT ASSETS                                    722,878         656,976

PROPERTY AND EQUIPMENT, NET                             417,381         395,647

OTHER ASSETS                                             84,182          82,539
                                                    -----------     -----------

TOTAL ASSETS                                        $ 1,224,441     $ 1,135,162
                                                    ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                               $   119,564     $    88,896
     Accrued Expenses                                   124,410         136,598
     Intercompany Payable                                78,725              --
     Income Taxes Payable                                58,898          98,187
                                                    -----------     -----------

TOTAL CURRENT LIABILITIES                               381,597         323,681

LONG-TERM DEBT                                          350,000         350,000

DEFERRED INCOME TAXES                                    49,210          50,935

OTHER LONG-TERM LIABILITIES                              10,169           8,493

SHAREHOLDERS' EQUITY:
     Common Stock                                         2,527           2,527
     Paid-in Capital                                    674,794         675,240
     Retained Deficit                                  (241,235)       (272,071)
                                                    -----------     -----------
                                                        436,086         405,696

     Less Treasury Stock, at Average Cost                (2,621)         (3,643)
                                                    -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                              433,465         402,053
                                                    -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,224,441     $ 1,135,162
                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                             Thirty-nine Weeks Ended
                                                        ---------------------------------
                                                          November 1,       November 2,
                                                              1997             1996
                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                            $ 129,330         $ 100,490

     Impact of Other Operating Activities on Cash Flows:
          Depreciation and Amortization                       70,188            63,472
          Changes in Assets and Liabilities:
               Inventories                                  (143,606)         (178,582)
               Accounts Payable and Accrued Expenses          18,480            61,952
               Income Taxes                                  (41,014)          (35,846)
               Other Assets and Liabilities                  (38,420)          (20,324)
                                                           ---------         ---------

NET CASH USED FOR OPERATING ACTIVITIES                        (5,042)           (8,838)
                                                           ---------         ---------

CASH USED FOR INVESTING ACTIVITIES:
     Capital Expenditures                                    (93,967)         (100,069)
                                                           ---------         ---------

FINANCING ACTIVITIES:
     Dividends Paid                                          (98,494)          (90,970)
     Change in Intercompany Payable/Receivable                78,785           203,619
     Stock Options and Other                                     576              (538)
                                                           ---------         ---------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES       (19,133)          112,111
                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (118,142)            3,204
     Cash and Equivalents, Beginning of Year                 135,111            12,095
                                                           ---------         ---------

CASH AND EQUIVALENTS, END OF PERIOD                        $  16,969         $  15,299
                                                           =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         BASIS OF PRESENTATION

           Intimate Brands, Inc. (the "Company") includes specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, and Gryphon Development. An initial public offering of 42.7 million shares of the Company's Class A common stock was consummated in 1995 and, as a result, approximately 83% of the outstanding common stock of the Company is owned by The Limited, Inc. ("The Limited").

           The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

           The consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

           The consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2.         ADOPTION OF ACCOUNTING STANDARD

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings
                                                                        --------
           Per Share." The Company will adopt the requirements for earnings per
           ---------
           share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.         PROPERTY AND EQUIPMENT, NET

           Property and equipment, net, consisted of (thousands):

                                                November 1,      February 1,
                                                   1997             1997
                                              --------------   --------------
           Property and equipment, at cost         $766,572          $701,599
           Accumulated depreciation and
                 amortization                      (349,191)         (305,952)
                                              --------------   ---------------

           Property and equipment, net             $417,381          $395,647
                                              ==============   ===============

5.         INCOME TAXES

           The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated based upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 approximated $127.3 million and $102.8 million.

6.         LONG-TERM DEBT

           Long-term debt consists of notes which represent the Company's portion of certain long-term debt of The Limited with interest rates and maturities paralleling those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited. Unsecured long-term debt consisted of (thousands):

                                                November 1,       February 1,
                                                   1997              1997
                                              ---------------   ---------------
           7 1/2% Debentures due March 2023         $100,000          $100,000
           9 1/8% Notes due February 2001            150,000           150,000
           8 7/8% Notes due August 1999              100,000           100,000
                                              ---------------   ---------------

                                                    $350,000          $350,000
                                              ===============   ===============

           Interest paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996, including interest on the intercompany cash management account (see Note 7), approximated $30.3 million and $35.1 million.

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

           The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 40%-owned by The Limited.

           The Company and The Limited are parties to a corporate agreement under which the Company granted to The Limited a continuing option to purchase, under certain circumstances, additional shares of Class B Common Stock or shares of nonvoting capital stock of the Company. The Corporate Agreement further provides that, upon request of The Limited, the Company will use its best efforts to effect the registration of any of the shares of Class B Common Stock and nonvoting capital stock held by The Limited for sale.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS







To the Audit Committee of
The Board of Directors of
Intimate Brands, Inc.

We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at November 1, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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

                                       /s/ Coopers & Lybrand L.L.P.

                                       COOPERS & LYBRAND L.L.P.






Columbus, Ohio
November 17,  1997

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1997, net sales increased 16% to $690.0 million from $597.0 million a year ago. Third quarter operating income of $65.7 million increased 23% from last year's $53.2 million. Earnings per share increased 27% to $.14 per share compared to $.11 per share in 1996.

Highlights include the following:

      Victoria's Secret Stores recorded a sales increase of 9%, while operating income increased 12%. Sales and profits were driven by the successful new "Angels" lingerie line, the continuing growth of Victoria's Secret Bath & Fragrance, and a strategy of fewer price promotions.

      Bath & Body Works recorded a comparable store sales increase of 9%, with 23% more stores than last year. Total sales grew 37% while operating earnings increased 25%. The third quarter was highlighted by greater than anticipated demand for two new product lines, Face Care and the White Barn Home Fragrance Collection.

      Victoria's Secret Catalogue continued to enjoy good momentum, with operating profits up 27% on an 8% sales increase. The profit increase resulted primarily from stronger merchandise margins.

Sales for the thirty-nine weeks ended November 1, 1997 of $2.221 billion increased 21% from sales of $1.836 billion for the same period last year. Operating income increased 24% to $233.4 million from $188.9 million a year ago, and earnings per share grew 28% to $.51 per share, compared to $.40 per share in 1996.

Financial Summary
-----------------

The following summarized financial and statistical data compares the third quarter and year-to-date periods ended November 1, 1997 to the comparable 1996 periods:

                                                            Third Quarter                           Year - to - Date
                                           ------------------------------------------- --------------------------------------------
                                                                            Change                                       Change
                                                                             From                                         From
                                                                             Prior                                        Prior
                                               1997           1996           Year         1997            1996            Year
                                           -----------    -----------    ------------- ------------    -----------    -------------
Net Sales (millions):

Victoria's Secret Stores                         $332           $304               9%       $1,046           $910              15%

Victoria's Secret Catalogue                       143            133               8%          519            476               9%

Bath & Body Works                                 182            133              37%          572            378              51%

Cacique                                            22             20              10%           64             59               8%

Other                                              11              7              57%           20             13              54%
                                           -----------    -----------    ------------- ------------    -----------    -------------

    Total Net Sales                              $690           $597              16%       $2,221         $1,836              21%
                                           ===========    ===========    ============= ============    ===========    =============

Increase in comparable store sales:

Victoria's Secret Stores                           3%             6%                            9%             6%

Bath & Body Works                                  9%             2%                           13%             8%

Cacique                                           16%             0%                           11%             9%
                                           -----------    -----------                  ------------    -----------

    Total Intimate Brands, Inc.                    5%             5%                           10%             6%
                                           ===========    ===========                  ============    ===========

Retail Sales Excluding Catalogue and Other:

Retail sales increase
    attributable to new and
    remodeled stores                              12%            19%                           15%            19%

Retail sales per average
    selling square foot                           $98            $95               3%         $315           $293               8%

Retail sales per average
    store (thousands)                            $304           $303                -         $984           $935               5%

Average store size at end of
    quarter (selling square feet)               3,111          3,128             (1%)

Retail selling square feet at end
of quarter (thousands)                          5,624          4,968              13%

                                                 Third Quarter                        Year - to - Date
                                           --------------------------       -------------------------------
                                               1997           1996               1997             1996
                                           ------------   -----------       -------------     -------------
Number of stores:

Beginning of period                             1,719          1,430               1,609             1,293
    Opened                                         93            158                 213               300
    Closed                                        (4)              -               *(14)               (5)
                                           -----------    -----------       -------------     -------------

End of period                                   1,808          1,588               1,808             1,588
                                           ===========    ===========       =============     =============

*      Includes sale of four Penhaligon's stores in April 1997.

                                                       Number of Stores                     Selling Sq. Ft. (thousands)
                                          -----------------------------------------  ------------------------------------------
                                                                         Change                                       Change
                                          November 1,    November 2,    From Prior   November 1,     November 2,     From Prior
                                             1997           1996          Year          1997            1996           Year
                                          -----------    -----------    ----------   -----------     -----------     ----------
Victoria's Secret Stores                          784            726            58         3,533           3,282            251
Bath & Body Works                                 906            737           169         1,728           1,313            415
Cacique                                           118            121           (3)           363             371            (8)
Penhaligon's                                        -              4           (4)             -               2            (2)
                                          -----------    -----------    ----------   -----------     -----------     ----------
Total stores and selling
   square feet                                  1,808          1,588           220         5,624           4,968            656
                                          ===========    ===========    ==========   ===========     ===========     ==========

Net Sales
---------

Net sales for the third quarter of 1997 increased by 16% over the same period last year. This increase was primarily attributable to the net addition of 220 new stores which accounted for 60% of the increase. The remainder came from a 5% increase in comparable store sales (representing 24% of the total net sales increase) and a 10% increase in catalogue and other net sales. Year-to-date sales increased 21% over same period in 1996, due to the addition of new stores (55% of total increase), a 10% increase in comparable store sales (32% of total increase) and a 10% increase in catalogue and other net sales.

Victoria's Secret Stores net sales for the third quarter of 1997 increased 9% to $332 million from $304 million a year ago. The sales increase was due to a 3% increase in comparable store sales for the quarter and the net addition of 58 new stores and 251,000 selling square feet (an 8% increase in selling square feet over 1996).

Bath & Body Works net sales for the third quarter of 1997 increased 37% to $182 million from $133 million a year ago. The sales increase was primarily attributable to a net addition of 169 stores and 415,000 selling square feet, a 32% increase in selling square feet over 1996. The balance of the increase was from a 9% increase in comparable store sales for the quarter.

Victoria's Secret Catalogue net sales for the third quarter of 1997 increased 8% to $143 million from $133 million a year ago. This increase was primarily attributable to an increase in catalogue circulation in the third quarter of 1997 over the same period last year.

Gross Income
------------

Gross income increased as a percentage of net sales to 36.1% for the third quarter of 1997 from 32.5% for the same period in 1996. The increase was a combination of a 3.1% increase in merchandise margin and a 0.5% reduction in buying and occupancy costs. The increase in merchandise margin is primarily attributable to a less promotional, full price business at Victoria's Secret Stores as well as the increase in Bath & Body Works (IBI's highest merchandise margin business) as a percentage of total Company sales, from 22% of total Company net sales in 1996 to 26% in 1997. The reduction in buying and occupancy costs, expressed as a percentage of net sales, was primarily due to leverage associated with a 5% increase in comparable store sales and an increase in the mix of Company sales to Bath & Body Works, which experiences a lower buying and occupancy rate due to higher sales productivity (expressed in sales per selling square foot) and a smaller store size.

The 1997 year-to-date gross income percentage increased 2.3% to 34.2% in 1997 from 31.9% for the same period in 1996. The year-to-date increase was primarily attributable to a 1.2% rate increase in merchandise margins and a 1.1% rate reduction in buying and occupancy costs, resulting from the factors as discussed above for the third quarter. The Company believes that strong sales growth of Bath & Body Works will continue to have a positive impact on gross income expressed as a percentage of total Company sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of net sales to 26.6% in the third quarter of 1997 from 23.6% for the same period in 1996. Year-to-date, the rate increased as a percentage of sales to 23.7% for 1997 from 21.6% in 1996. The increase in the Company's expense rate was primarily due to three factors: the growth of Bath & Body Works net sales as a percentage of total Company sales, the investments made in store staffing and management for the personal care portion of the business at Victoria's Secret Stores and increased advertising costs for Victoria's Secret. Compared to Company average, Bath & Body Works has higher general, administrative and store operating expenses due to their emphasis on point-of-sale marketing and in-store staffing. The Company believes that continued strong growth of Bath & Body Works as a percentage of total Company sales may cause these costs to continue to increase, expressed as a percentage of total Company sales.

Operating Income
----------------

Third quarter and year-to-date operating income, as a percentage of net sales, was 9.5% and 10.5% in 1997 compared to 8.9% and 10.3% in 1996, respectively. The improvement in gross income, expressed as a percentage of sales, outpaced the general, administrative and store operating expenses in the third quarter and year-to-date for 1997, as explained above.

Interest Expense and Other Income
---------------------------------

The Company incurred $7.6 million in interest expense for third quarter 1997 compared to $9.4 million in 1996 and $22.7 million for 1997 year-to-date compared to $24.5 million in 1996. The interest expense arose primarily from the Company's $350 million long-term debt.

Other income is primarily interest earned from excess net cash from operations managed through The Limited's centralized cash management system. (See Note 7 of the Company's Consolidated Financial Statements).


FINANCIAL CONDITION

The Company's consolidated balance sheet as of November 1, 1997 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and long-term on-going capitalization follows (thousands):

                                                        November 1,        February 1,
                                                           1997               1997
                                                       -------------      -------------
Working Capital                                            $341,281           $333,295
                                                       =============      =============
Capitalization:
  Long-term debt                                           $350,000           $350,000
  Shareholders' equity                                      433,465            402,053
                                                       -------------      -------------
Total Capitalization                                       $783,465           $752,053
                                                       =============      =============

Net cash used for operating activities totaled $5.0 million for the thirty-nine weeks ended November 1, 1997 versus a use of $8.8 million for the same period in 1996. The $143.6 and $178.6 million of cash used for inventories in 1997 and 1996 is primarily due to planned increases associated with the holiday selling period and an increase in the number of stores. The decline from the prior year in cash used for inventories is due to merchandise deliveries moving into the first month of the fourth quarter. The timing of the inventory receipts also resulted in a decline in cash provided from increases in accounts payable and accrued expenses. The $38.4 million of cash used for other assets and liabilities in 1997 includes a $20.9 million increase in paper inventory at Victoria's Secret Catalogue to hedge against expected increases in the cost of paper and provide flexibility in catalogue production.

Investing activities were all for capital expenditures, of which $59.8 million was for new and remodeled stores and $17.9 million was for equipment and leasehold improvements for Bath & Body Works' new distribution center and world headquarters.

Financing activities included the payment of $98.5 million of dividends for the first three quarters of 1997 and $78.8 million of net cash received through The Limited's centralized cash management system to help fund seasonal builds in inventory (see Note 7).

Capital Expenditures
--------------------

Capital expenditures, including equipment and leasehold improvements for Bath & Body Works' new distribution center and world headquarters, totaled $94.0 million for the thirty-nine weeks ended November 1, 1997 compared to $100.1 million for the comparable period of 1996. The Company anticipates spending $110 - $130 million in 1997 for capital expenditures, of which $75 - $95 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail businesses.

The Company intends to add approximately 640,000 selling square feet in 1997, which will represent a 13% increase over year-end 1996. It is anticipated that the increase will result from the addition of approximately 222 new stores and the remodeling/expansion of approximately 38 stores. The Company expects that future capital expenditures will be funded principally by net cash provided by operating activities.

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

          On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The Company is vigorously opposing these motions.

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



      11. Statements re:  Computation of Per Share Earnings.



      15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.



      27. Financial Data Schedule.



  (b) Reports on Form 8-K.
      --------------------

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



Date: December 15, 1997
-------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Document
-----------     ----------------------------------------------------------------



   11           Statement re:  Computation of Per Share Earnings.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

   27           Financial Data Schedule.