Form 10-K405
period 1998-01-31
INTIMATE BRANDS INC
filed 1998-04-29
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended January 31, 1998
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________

                         Commission file number 1-13814
                                                -------

                              INTIMATE BRANDS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                                            31-1436998
---------------------------------------------------------------              -----------------------------------------------
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

    Three Limited Parkway, P.O. Box 16000, Columbus, Ohio                                        43216
---------------------------------------------------------------              -----------------------------------------------
           (Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code     (614) 415-8000
                                                       --------------

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                                         Name of each exchange on which registered
------------------------------------------------------     ----------------------------------------------------------------
Class A Common Stock, $.01 Par Value                        The New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to the filing
requirements for the past 90 days. Yes  X       No
                                      -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X
           ---

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 17, 1998: $1,193,085,970

Number of shares outstanding of the registrant's Common Stock as of April 17, 1998: 42,326,775 shares of Class A common stock; 210,000,000 shares of Class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's annual report to shareholders for the fiscal year ended January 31, 1998 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 18, 1998 are incorporated by reference into
Part III.

                                     PART I.

ITEM 1.  BUSINESS.

GENERAL.

Intimate Brands, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of lingerie, personal care products and women's apparel. The Company's retail activities are conducted under various trade names through retail stores and a catalogue division. Apparel merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. The Company's catalogue offers variously priced women's fashion apparel, including lingerie, swimwear, shirts, blouses, sweaters, pants, skirts, coats, dresses and shoes. In addition, the Company's retail stores offer lingerie and accessories, fragrances, bath, personal care products and specialty gift items.

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

As of January 31, 1998, the Company operated a retail lingerie business, a catalogue lingerie and women's apparel business (Victoria's Secret Catalogue), and a personal care business. The following chart reflects the number of stores in operation at January 31, 1998 and February 1, 1997.

                      Retail Business                                   Number of Stores
                      -------------------------------          -----------------------------------
                                                                January 31,         February 1,
                                                                    1998                1997
                                                               ---------------     ---------------
                      Victoria's Secret Stores                            789                 736
                      Bath & Body Works                                   921                 750
                      Cacique *                                             -                 119
                      Penhaligon's  *                                       -                   4
                                                               ---------------     ---------------
                      Total                                             1,710               1,609
                                                               ===============     ===============

                      * Penhaligon's was sold in March 1997 and Cacique was closed on January 31, 1998.


\

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

                   Fiscal Year       Beginning of
                                         Year              Opened           Closed          End of Year
                  --------------     --------------     -------------     ------------     ---------------

                      1993                 743               155             (19)                 879
                      1994                 879               166              (8)               1,037
                      1995               1,037               260              (4)               1,293
                      1996               1,293               325              (9)               1,609
                      1997               1,609               233             132                1,710

The Company also operates Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and sources a substantial portion of the bath and personal care products sold by the Company.

During fiscal year 1997, the Company purchased merchandise from approximately 1,400 suppliers and factories located throughout the world. The Company sourced approximately 20% of its merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single third party manufacturer.

Most of the merchandise and related materials for the Company's stores and catalogue is shipped to distribution centers owned by The Limited in the Columbus, Ohio area, where the merchandise is received and inspected. The Limited uses common and contract carriers to distribute merchandise and related materials to the Company's stores. The Company pays outbound freight for stores to The Limited based on cartons shipped. The catalogue division contracts and ships to its customers via independent third parties including the U.S. Postal Service. The Company's divisions generally have independent distribution capabilities and no division receives priority over any other division. There are no distribution channels between the retail divisions.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is consistent with the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1997, the highest inventory level approximated $614 million at the November 1997 month-end and the lowest inventory level approximated $406 million at the December 1997 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or The Limited's 40% owned credit card processing venture, Alliance Data Systems ("ADS"). ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of The Limited prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label card operations.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company's operating divisions, including their respective target markets.

         Victoria's Secret Stores - The most successful brand of elegant intimate apparel, foundations and related products for women.

         Victoria's Secret Catalogue - The industry-leading catalogue of women's intimate and fashion apparel.

         Bath & Body Works - Healthy, natural, good-for-you personal care products and gifts from America's heartland.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating divisions, is set forth under the caption "Management's Discussion and Analysis" of the Intimate Brands, Inc. 1997 Annual Report to Shareholders, and is incorporated herein by reference. Portions of the 1997 Annual Report are annexed hereto as Exhibit 13.

COMPETITION.

The sale of lingerie and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel, lingerie and personal care products. However, the Company estimates its total share of the domestic lingerie market at approximately 10% and its share of the domestic personal care market at 6%.

ASSOCIATE RELATIONS.

On January 31, 1998, the Company employed approximately 50,000 associates, 42,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2. PROPERTIES

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Kettering, Ohio, Rio Rancho, New Mexico, London, England, Tokyo, Japan and Paris, France.

The distribution and shipping facilities are owned by The Limited and are leased by the Company under fifteen year leases, with options to renew.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1998 and 2017 and generally have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store.

Rental terms for locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgement and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter has been transferred to another judge of the United States District Court for the Southern District of Ohio. On January 8, 1998, ATMI filed a second motion to vacate and a motion for leave to file a second amended complaint. The Company has vigorously opposed all of the pending motions.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 31, 1998.

Leslie H. Wexner, 60, has been Chairman of the Board and Chief Executive Officer of the Company since 1995. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

Kenneth B. Gilman, 51, has been Executive Vice Chairman and Chief Administrative Officer of The Limited since June 25, 1997. Mr. Gilman was Executive Vice Chairman and Chief Financial Officer of the Limited from June 1993 to June 1997 and was Executive Vice President and Chief Financial Officer of The Limited for more than five years prior thereto.

Cynthia A. Fields, 48, has been President and Chief Executive Officer of Victoria's Secret Catalogue since August 1988, and assumed such position with the Company in 1995.

Grace A. Nichols, 51, has been President and Chief Executive Officer of Victoria's Secret Stores, Inc. since January 1991, and assumed such position with the Company in 1995. For three years prior thereto, Ms. Nichols was Executive Vice President, General Merchandise Manager of Victoria's Secret Stores.

Beth M. Pritchard, 51, has been President and Chief Executive Officer of Bath & Body Works, Inc. ("BBW") since November 1993 and assumed such position with the Company in 1995. For approximately one and one-half years prior thereto, Ms. Pritchard held the position of Executive Vice President and General Manager at BBW. From 1991 until 1993, Ms. Pritchard was Executive Vice President at Express, a business operated by The Limited.

Philip E. Mallott, 40, has been Vice President Finance and Chief Financial Officer of the Company since 1995. For approximately one year prior thereto, Mr. Mallott was Chief Financial Officer at Structure, a business operated by The Limited. From 1991 until 1994, Mr. Mallott was Vice President-Finance at Structure.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal year 1997 and 1996, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal year 1997 and 1996 is set forth under the caption "Market Price and Dividend Information" on page 52 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 36 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 37 through 42 of the 1997 Annual Report and is incorporated herein by reference.

In March 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 is effective for the Company's 1997 annual financial statements. The Company believes that the impact on its financial statements will be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1997 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTIONS OF DIRECTORS - Nominees and Directors", "- Business Experience", "-Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 1 through 5 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on May 18, 1998 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION - Section 16 (a) Beneficial Ownership Reporting Compliance" on page 10 of the Proxy Statement and is incorporated herein by reference. Information regarding the executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 6 through 10 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402 (a) (8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 4 and 5 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 15 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Business Experience" on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and may pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   List of Financial Statements.
         ----------------------------

         The following consolidated financial statements of Intimate Brands, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

         Consolidated Balance Sheets as of January 31, 1998 and February 1,
         1997.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

         Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.

         (a)(2)   List of Financial Statement Schedules.
                  --------------------------------------

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

                3.2.       Bylaws of the Company incorporated by reference to
                           Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

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

                10.7. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Catalogue, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                10.8. Sublease Agreement by The Limited London-Paris-New York, Inc. and Bath & Body Works, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                10.9.      Reserved for future use.

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

                10.17.     Reserved for future use.

                10.18.     Reserved for future use.

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

                10.21.     Reserved for future use.

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

         13. Excerpts from the 1997 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 36 - 52.

         21.    Subsidiaries of the Registrant.

         23.    Consent of Independent Accountants.

         24.    Powers of Attorney.

         27.    Financial Data Schedule.

         99.    Annual Report of The Limited, Inc. Savings and Retirement Plan.

         (b)    Reports on Form 8-K.
                --------------------

                No reports on Form 8-K were filed during the fourth quarter of fiscal year 1997.

         (c)    Exhibits.
                ---------

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

Date: April 28, 1998


                                           INTIMATE BRANDS, INC.
                                           (registrant)


                                           By   /s/ PHILIP E. MALLOTT
                                               -------------------------------
                                               Philip E. Mallott
                                               Vice President Finance and
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1997:

         Signature                         Title
         ---------                         -----

/s/ LESLIE H. WEXNER*                      Chairman of the Board of Directors,
------------------------------             President and Chief Executive Officer
Leslie H. Wexner


/s/ KENNETH B. GILMAN*                     Director and Vice Chairman
------------------------------
Kenneth B. Gilman


/s/ ROGER D. BLACKWELL*                    Director
------------------------------
Roger D. Blackwell

/s/ CYNTHIA A. FIELDS*                     Director
------------------------------
Cynthia A. Fields

/s/ E. GORDON GEE*                         Director
------------------------------
E. Gordon Gee

/s/ GRACE A. NICHOLS*                      Director
------------------------------
Grace A. Nichols

/s/ BETH M. PRITCHARD*                     Director
------------------------------
Beth M. Pritchard

/s/ DONALD B. SHACKELFORD*                 Director
----------------------------
Donald B. Shackelford

/s/ ALEX SHUMATE*                          Director
----------------------------
Alex Shumate


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By  /s/ KENNETH B. GILMAN
    -----------------------
      Kenneth B. Gilman
       Attorney-in-fact

Coopers                                                 COOPERS & LYBRAND L.L.P.
& Lybrand                                           a professional services firm


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Intimate Brands, Inc.

We have audited the accompanying consolidated balance sheets of Intimate Brands, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intimate Brands, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                                 /s/ COOPERS & LYBRAND L.L.P.

                                                 COOPERS & LYBRAND L.L.P.


Columbus, Ohio
February 20, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    ---------




                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                                    ---------



                              INTIMATE BRANDS, INC.
             (exact name of Registrant as specified in its charter)


                                    ---------


                                    EXHIBITS

                                    ---------




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX




Exhibit No.        Document
-----------        ---------------------------------------------



      13 Excerpts from the 1997 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 36 - 52.

      21           Subsidiaries of the Registrant.

      23           Consent of Independent Accountants.

      24           Powers of Attorney.

      27           Financial Data Schedule.

      99           Annual Report of The Limited, Inc. Savings and Retirement
                   Plan.