Form 10-Q
period 1998-05-02
INTIMATE BRANDS INC
filed 1998-06-11
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998
                               -----------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code   (614)   415-6900
                                                  -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X       No
                                                  -------      -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class A Common Stock                    Outstanding at May 29, 1998
   --------------------                    ---------------------------
      $.01 Par Value                           42,365,700 Shares

   Class B Common Stock                    Outstanding at May 29, 1998
   --------------------                    ---------------------------
      $.01 Par Value                          210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997.............................................................   3

         Consolidated Balance Sheets
                  May 2, 1998 and January 31, 1998........................................................   4

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997.............................................................   5

         Notes to Consolidated Financial Statements.......................................................   6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition...........................................  10


Part II. Other Information

     Item 1.  Legal Proceedings...........................................................................  16

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................  16

     Item 5.  Other Information...........................................................................  17

     Item 6.  Exhibits and Reports on Form 8-K............................................................  17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                                                    Thirteen Weeks Ended
                                                                                 ----------------------------

                                                                                     May 2,           May 3,
                                                                                      1998             1997
                                                                                    --------        --------

       NET SALES                                                                    $770,868        $704,041

            Cost of Goods Sold, Occupancy and Buying Costs                           498,996         475,959
                                                                                    --------        --------

       GROSS INCOME                                                                  271,872         228,082

            General, Administrative and Store Operating Expenses                    (200,454)       (167,800)
                                                                                    --------        --------

       OPERATING INCOME                                                               71,418          60,282

           Interest Expense                                                           (7,563)         (7,564)

           Other Income                                                                4,372           2,080
                                                                                    --------        --------

       INCOME BEFORE INCOME TAXES                                                     68,227          54,798

           Provision for Income Taxes                                                 27,200          21,900
                                                                                    --------        --------

       NET INCOME                                                                   $ 41,027        $ 32,898
                                                                                    ========        ========

       NET INCOME PER BASIC AND DILUTED SHARE                                           $.16            $.13
                                                                                    ========        ========

       DIVIDENDS PER SHARE                                                              $.14            $.13
                                                                                    ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                               May 2,        January 31,
                                                                                1998             1998
                                                                              ----------      ----------
                                                                             (Unaudited)
                              ASSETS
                              ------

CURRENT ASSETS:
    Cash and Equivalents                                                          $22,850        $308,720
    Accounts Receivable                                                            18,375          34,639
    Inventories                                                                   439,886         417,703
    Intercompany Receivable                                                       180,821          12,457
    Other                                                                          97,151         102,540
                                                                               ----------      ----------

TOTAL CURRENT ASSETS                                                              759,083         876,059

PROPERTY AND EQUIPMENT, NET                                                       388,059         392,504

OTHER ASSETS                                                                       77,397          79,137
                                                                               ----------      ----------

TOTAL ASSETS                                                                   $1,224,539      $1,347,700
                                                                               ==========      ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                              $67,053         $94,498
    Accrued Expenses                                                              175,312         224,380
    Income Taxes Payable                                                           40,569          94,058
                                                                               ----------      ----------

TOTAL CURRENT LIABILITIES                                                         282,934         412,936

LONG-TERM DEBT                                                                    350,000         350,000

DEFERRED INCOME TAXES                                                              11,630          13,068

OTHER LONG-TERM LIABILITIES                                                        12,405          10,901

SHAREHOLDERS' EQUITY:
    Common Stock                                                                    2,527           2,527
    Paid-in Capital                                                               674,488         674,620
    Retained Deficit                                                             (108,812)       (114,465)
                                                                               ----------      ----------
                                                                                  568,203         562,682

Less Treasury Stock, at Average Cost                                                 (633)         (1,887)
                                                                               ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                                        567,570         560,795
                                                                               ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $1,224,539      $1,347,700
                                                                               ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                ---------------------------

                                                                                   May 2,        May 3,
                                                                                    1998          1997
                                                                                -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                       $41,027       $32,898

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                                                24,345        24,375
         Changes in Assets and Liabilities:
             Inventories                                                             (22,183)      (10,401)
             Accounts Payable and Accrued Expenses                                   (76,514)      (35,552)
             Income Taxes                                                            (54,926)      (70,414)
             Other Assets and Liabilities                                             25,445        (9,693)
                                                                                -------------  ------------

NET CASH USED FOR OPERATING ACTIVITIES                                               (62,806)      (68,787)
                                                                                -------------  ------------

CASH USED FOR INVESTING ACTIVITIES
    Capital Expenditures                                                             (20,448)      (15,062)
                                                                                -------------  ------------

FINANCING ACTIVITIES:
    Dividends Paid                                                                   (35,374)      (32,827)
    (Increase) Decrease in Intercompany Receivable                                  (168,364)           79
    Stock Options and Other                                                            1,122           218
                                                                                -------------  ------------

NET CASH USED FOR FINANCING ACTIVITIES                                              (202,616)      (32,530)
                                                                                -------------  ------------

NET DECREASE IN CASH AND EQUIVALENTS                                                (285,870)     (116,379)
    Cash and Equivalents, Beginning of Year                                          308,720       135,111
                                                                                -------------  ------------

CASH AND EQUIVALENTS, END OF PERIOD                                                  $22,850       $18,732
                                                                                =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Intimate Brands, Inc. (the "Company") includes specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited owns approximately 83% of the outstanding common stock of the Company, which initiated public ownership on October 24, 1995.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of and for the periods ended May 2, 1998 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of May 2, 1998 and for the thirteen week periods ended May 2, 1998 and May 3, 1997 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.       EARNINGS PER SHARE

         Weighted average common shares outstanding (thousands):


                                                                                   Thirteen Weeks Ended
                                                                                   --------------------

                                                                              May 2, 1998        May 3, 1997
                                                                              -----------        -----------

           Common shares issued                                                   252,700            252,700
           Treasury shares                                                           (185)              (169)
                                                                                  -------            -------

           Basic shares                                                           252,515            252,531
           Dilutive effect of stock options and restricted shares                   2,061                560
                                                                                  -------            -------

           Diluted shares                                                         254,576            253,091
                                                                                  =======            =======


         Options to purchase 200 thousand shares of common stock were outstanding at quarter-end for 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):


                                                                        May 2,       January 31,
                                                                        1998           1998
                                                                      --------       ---------

         Property and equipment, at cost                              $758,957       $743,786
         Accumulated depreciation
           and amortization                                           (370,898)      (351,282)
                                                                      --------       --------


         Property and equipment, net                                  $388,059       $392,504
                                                                      ========       ========

5.       INCOME TAXES

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate. Income taxes paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 approximated $80.7 million and $92.3 million.

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

               Unsecured long-term debt consisted of (thousands):

                                                            May 2,          January 31,
                                                            1998               1998
                                                          ---------          ---------

              7 1/2% Debentures due March 2023             $100,000           $100,000
              9 1/8% Notes due February 2001                150,000            150,000
              8 7/8% Notes due August 1999                  100,000            100,000
                                                          ---------          ---------

                                                           $350,000           $350,000
                                                          =========          =========

         Interest paid during the thirteen weeks ended May 2, 1998 and May 3, 1997, including interest on the intercompany cash management account (see Note 7), approximated $15.1 million in both years.

7.       INTERCOMPANY RELATIONSHIP WITH PARENT

         The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other services-related costs not specifically attributable to an operating business have been allocated to the Company based upon various allocation methods.

         The Company participates in The Limited's centralized cash management system. Under this system cash received from The Company's operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. The intercompany cash management account is an interest-earning asset or interest-bearing liability of the Company. Interest on the intercompany cash management account is calculated based on the Federal Reserve AA Composite 30-day rate.

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

8.       SPECIAL AND NONRECURRING CHARGES

         During 1997, the Company recorded pretax special and nonrecurring charges of $68 million related to closing the Cacique lingerie business. Write-downs related to the $30 million noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $34 to $36 million during 1998. Cash outlays of $14 million during the first quarter of 1998 were principally for store closings.

[Coopers & Lybrand Letterhead]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
  The Board of Directors of
  Intimate Brands, Inc.

We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at May 2, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                  /s/ Coopers & Lybrand L.L.P.
                                                  ----------------------------
                                                  COOPERS & LYBRAND L.L.P.

Columbus, Ohio
May 13, 1998

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 increased 10% to $771 million from $704 million in the first quarter of 1997. Operating income for the 1998 quarter of $71.4 million increased 18% from $60.3 million in 1997. Earnings per share grew 23% to $.16 per share, compared to $.13 per share in 1997.

Divisional highlights include the following:

The quarter was highlighted by the solid results of the Victoria's Secret brand. Victoria's Secret Stores comparable store sales increased 6%, while operating profit was up over 30%. The Catalogue business recorded a year-over-year sales increase of 11%, and an operating income increase of 8%.

Brand performance reflected the successful first quarter introduction of English Lace, an intimate apparel collection. Supported by national television advertising and coordinated between Stores and Catalogue, unit sales for the three-week launch period exceeded those of the highly successful Angels collection launched in the comparable 1997 period.

Bath & Body Works sales grew 16% in the first quarter on basically flat same store sales and 164 more stores than 1997.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 2, 1998 to the comparable 1997 period:

                                                                     Change
                                                                   From Prior
                                                  1998      1997     Year
                                                ------    ------   ----------
NET SALES (MILLIONS):
Victoria's Secret Stores                          $362      $325      11%

Victoria's Secret Catalogue                        199       180      11%

Bath & Body Works                                  205       177      16%

Cacique                                              -        19      N/M

Other                                                5         3      N/M
                                                ------    ------   ------

     Total Net Sales                              $771      $704      10%
                                                ======    ======    =====

INCREASE (DECREASE) IN COMPARABLE STORE SALES:                        1998      1997
                                                                      -----     -----

Victoria's Secret Stores                                                 6%        7%

Bath & Body Works                                                       (1%)      13%

Cacique                                                                   -        4%
                                                                      -----     -----
     Total Intimate Brands                                               4%        8%
                                                                      =====     =====

RETAIL SALES EXCLUDING CATALOGUE AND OTHER:

Retail sales increase attributable to new and
remodeled stores                                                         6%       17%

Retail sales per average selling square foot                           $105      $102

Retail sales per average store (thousands)                             $327      $319

Average store size at end of quarter (selling square feet)            3,101     3,127

Retail selling square feet at end of quarter (thousands)              5,448     5,179

NUMBER OF STORES:

Beginning of year                                                     1,710     1,609

     Opened                                                              51        55

     Closed                                                              (4)       (8)    *
                                                                      -----     -----

End of Period                                                         1,757     1,656
                                                                      =====     =====

*  Includes sale of four Penhaligon's stores in April 1997.


                                              Number of Stores                          Selling Sq. Ft. (thousands)
                                 --------------------------------------------    ------------------------------------------
                                                                 Change                                          Change
                                  May 2,        May 3,            From            May 2,        May 3,            From
                                   1998          1997          Prior Year          1998          1997           Prior Year
                                 ----------    ----------     ---------------    ---------     ----------    --------------
Victoria's Secret Stores               797           742                  55        3,580          3,360               220
Bath & Body Works                      960           796                 164        1,868          1,457               411
Cacique                                  -           118                (118)           -            362              (362)
                                 ----------    ----------     ---------------    ---------     ----------    --------------

Total stores and selling
square feet                          1,757         1,656                 101        5,448          5,179               269
                                 ==========    ==========     ===============    =========     ==========    ==============

Net Sales
---------

Net sales for the first quarter of 1998 increased 10% over the same period in 1997. This increase was primarily attributable to the net addition of 101 new stores which accounted for 69% of the increase. The balance came from a 4% increase in comparable store sales (representing 28% of the total net sales increase) and an 11% increase in catalogue net sales.

Victoria's Secret Stores net sales for the first quarter of 1998 increased 11% to $362 million from $325 million a year ago. The sales increase was due to a 6% increase in comparable store sales for the quarter (representing 55% of the net sales increase). The balance came from the net addition of 55 new stores and 220,000 selling square feet, a 7% increase in selling square feet over 1997.

Victoria's Secret Catalogue net sales for the first quarter of 1998 increased 11% to $199 million from $180 million a year ago. The increase was primarily attributable to an increase in catalogue circulation in the first quarter.

Bath & Body Works net sales for the first quarter of 1998 increased 16% to $205 million from $177 million a year ago. The sales increase was attributable to the net addition of 164 new stores and 411,000 selling square feet, a 28% increase in selling square feet over 1997. The increase was partially offset by a 1% decrease in comparable store sales.

Gross Income
------------

Gross income increased, expressed as a percentage of net sales, to 35.3% for the first quarter of 1998 from 32.4% for the same period in 1997. The increase was primarily due to a 3.5% increase in merchandise margins offset by a .6% increase in buying and occupancy costs, expressed as a percentage of net sales. The increase in merchandise margins, expressed as a percentage of net sales, was experienced across all of the Company's businesses. The increase was especially significant at Victoria's Secret Stores due to higher initial markups and the continuation of strong sales increases in high margin personal care products.

The increase in buying and occupancy costs, expressed as a percentage of net sales, resulted from an increase at Victoria's Secret Catalogue, primarily due to additional costs incurred from tailoring catalogues to the Japanese market and the accelerated depreciation expense to regularly remodel and refresh stores at Victoria's Secret. This increase was slightly offset by the closing of Cacique and the growth of Bath & Body Works net sales as a percentage of the total Company to 27% from 25% in 1997. Bath & Body Works records lower buying and occupancy costs due to smaller store size and higher sales productivity.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased, expressed as a percentage of net sales, to 26.0% in the first quarter of 1998 from 23.8% for the same period in 1997. The rate increase was primarily due to additional expenses in information technology, real estate and brand marketing for projects directly attributable to brand building at the businesses and other Company initiatives.

Operating Income
----------------

First quarter operating income, expressed as a percentage of sales, was 9.3% in 1998 and 8.6% in 1997. The increase was a result of the improved gross income rate, which more than offset increases in the general, administrative and store operating expenses expressed as a percentage of net sales, as explained above.

Interest Expense and Other Income
---------------------------------

The Company incurred $7.6 million in interest expense in both the first quarter of 1998 and 1997 on the Company's $350 million in long-term debt.

In the first quarter of 1998, the Company earned $4.4 million in other income compared to $2.1 million for the same period in 1997. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of May 2, 1998 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                            May 2,        January 31,
                                                                             1998            1998
                                                                          ----------      -----------

Working Capital                                                             $476,149         $463,123
                                                                          ==========      ===========

Capitalization:
  Long-term debt                                                            $350,000         $350,000
  Shareholders' equity                                                       567,570          560,795
                                                                          ----------      -----------

Total Capitalization                                                        $917,570         $910,795
                                                                          ==========      ===========

Net cash used in operating activities totaled $62.8 million for the thirteen weeks ended May 2, 1998 versus $68.8 million for the same period in 1997. The decrease in the net cash requirements of the Company for the first quarter was due principally to the timing of payments and the positive tax effect associated with the closing of the Cacique business. The cash provided from the additional net income realized in the first quarter this year was more than offset by expected inventory needs.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities included the quarterly cash dividend payment of $.14 per share and the $168.4 million net increase in the Limited's intercompany cash management account receivable (see Note 7). The Company has previously announced authorization by its Board of Directors to repurchase up to 4,000,000 shares of its common stock on the open market specifically reserved to cover shares needed for employee benefit plans. At May 2, 1998, the Company had repurchased approximately 442,000 shares for this program.

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $20.4 million for the thirteen weeks ended May 2, 1998, compared to $15.1 million for the comparable period of 1997. The Company anticipates spending $140-$160 million in 1998 for capital expenditures, of which $110-$120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 650,000 selling square feet in 1998, which will represent a 12% increase over year-end 1997. It is anticipated the increase will result from the addition of approximately 250 net new stores and the expansion of approximately 51 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Information Systems and "Year 2000" Compliance
----------------------------------------------

As discussed in the Company's Annual Report on Form 10-K, the Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition during any year during the conversion process from 1997 through 2000.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to another judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge reaffirmed the earlier dismissal and denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 18, 1998. The matters voted upon and the results of the voting were as follows:

         Leslie H. Wexner, Kenneth B. Gilman and Beth M. Pritchard were elected to the Board of Directors for a term of three years. Of the 35,496,916 Class A shares and 210,000,000 Class B shares (representing 630,000,000 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:


                                                                   Votes              Votes as to Which
                                                                    For               Voting Authority
                                  Name                           Election                 Withheld
                    ----------------------------------        ----------------     ------------------------

                    Kenneth B. Gilman                           665,251,714                245,202

                    Beth M. Pritchard                           665,252,474                244,442

                    Leslie H. Wexner                            665,248,399                248,517

         In addition, directors whose term of office continued after the Annual Meeting were: Roger D. Blackwell, Grace A. Nichols, Donald B. Shackelford, Cynthia A. Fields, E. Gordon Gee and Alex Shumate.

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


Date:   June 11, 1998

--------------------------------

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