Form 10-Q
period 1998-08-01
INTIMATE BRANDS INC
filed 1998-09-14
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998
                               --------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to______________________



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


Registrant's telephone number, including area code (614) 415-6900
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class A Common Stock                     Outstanding at August 28, 1998
        --------------------                     ------------------------------
           $.01 Par Value                               39,337,343 Shares

        Class B Common Stock                     Outstanding at August 28, 1998
        --------------------                     ------------------------------
           $.01 Par Value                               210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                                        Page No.
                                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  August 1, 1998 and August 2, 1997........................................  3

         Consolidated Balance Sheets
                  August 1, 1998 and January 31, 1998......................................  4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  August 1, 1998 and August 2, 1997........................................  5

         Notes to Consolidated Financial Statements........................................  6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............................ 11


Part II. Other Information

     Item 1.  Legal Proceedings ........................................................... 18

     Item 5.  Other Information ........................................................... 18

     Item 6.  Exhibits and Reports on Form 8-K ............................................ 18

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                                  Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                              ------------------------------    ------------------------------
                                                               August 1,        August 2,        August 1,        August 2,
                                                                  1998             1997             1998             1997
                                                              -------------    -------------    -------------    -------------

NET SALES                                                         $874,708         $826,574       $1,645,576       $1,530,615

     Cost of Goods Sold, Occupancy and Buying Costs                538,564          544,003        1,037,560        1,019,962
                                                              -------------    -------------    -------------    -------------

GROSS INCOME                                                       336,144          282,571          608,016          510,653

     General, Administrative and Store Operating
         Expenses                                                  211,227          175,086          411,681          342,886
                                                              -------------    -------------    -------------    -------------

OPERATING INCOME                                                   124,917          107,485          196,335          167,767

     Interest Expense                                               (7,563)          (7,562)         (15,126)         (15,126)

     Other Income                                                    5,408            1,775            9,780            3,855
                                                              -------------    -------------    -------------    -------------


INCOME BEFORE INCOME TAXES                                         122,762          101,698          190,989          156,496

     Provision for Income Taxes                                     49,200           40,700           76,400           62,600
                                                              -------------    -------------    -------------    -------------

NET INCOME                                                         $73,562          $60,998         $114,589          $93,896
                                                              =============    =============    =============    =============

NET INCOME PER BASIC AND DILUTED SHARE                                $.29             $.24             $.45             $.37
                                                              =============    =============    =============    =============

DIVIDENDS PER SHARE                                                   $.14             $.13             $.28             $.26
                                                              =============    =============    =============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                               August 1,       January 31,
                                                                 1998             1998
                                                              -----------     -----------
                                                              (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and Equivalents                                      $    21,796     $   308,720
    Accounts Receivable                                            16,465          34,639
    Inventories                                                   432,228         417,703
    Intercompany Receivables                                      192,350          12,457
    Other                                                          84,195         102,540
                                                              -----------     -----------

TOTAL CURRENT ASSETS                                              747,034         876,059

PROPERTY AND EQUIPMENT, NET                                       396,168         392,504

OTHER ASSETS                                                       74,687          79,137
                                                              -----------     -----------

TOTAL ASSETS                                                  $ 1,217,889     $ 1,347,700
                                                              ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                          $    81,593     $    94,498
    Accrued Expenses                                              176,666         224,380
    Income Taxes Payable                                           20,067          94,058
                                                              -----------     -----------

TOTAL CURRENT LIABILITIES                                         278,326         412,936

LONG-TERM DEBT                                                    350,000         350,000

DEFERRED INCOME TAXES                                               8,599          13,068

OTHER LONG-TERM LIABILITIES                                        12,738          10,901

SHAREHOLDERS' EQUITY:
    Common Stock                                                    2,527           2,527
    Paid-in Capital                                               673,854         674,620
    Retained Deficit                                              (70,589)       (114,465)
                                                              -----------     -----------
                                                                  605,792         562,682

    Less: Treasury Stock, at Average Cost                         (37,566)         (1,887)
                                                              -----------     -----------

TOTAL SHAREHOLDERS' EQUITY                                        568,226         560,795
                                                              -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 1,217,889     $ 1,347,700
                                                              ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                            Twenty-six Weeks Ended
                                                                                     --------------------------------------
                                                                                        August 1,            August 2,
                                                                                           1998                 1997
                                                                                     -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                        $114,589              $93,896
    Net Income

    Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                                                         49,448               47,173
         Changes in Assets and Liabilities:
             Accounts Receivable                                                               18,174                   97
             Inventories                                                                      (14,525)              15,078
             Accounts Payable and Accrued Expenses                                            (60,619)             (21,961)
             Income Taxes                                                                     (78,460)             (64,714)
             Other Assets and Liabilities                                                      37,569              (26,527)
                                                                                     -----------------    -----------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                    66,176               43,042
                                                                                     -----------------    -----------------

CASH USED FOR INVESTING ACTIVITIES:
    Capital Expenditures                                                                      (55,009)             (62,370)
                                                                                     -----------------    -----------------

FINANCING ACTIVITIES:
    Dividends Paid                                                                            (70,713)             (65,660)
    Increase in Intercompany Receivable                                                      (179,893)             (32,901)
    Purchase of Treasury Stock                                                                (48,659)                   -
    Stock Options and Other                                                                     1,174                  363
                                                                                     -----------------    -----------------

NET CASH USED FOR FINANCING ACTIVITIES                                                       (298,091)             (98,198)
                                                                                     -----------------    -----------------

NET DECREASE IN CASH AND EQUIVALENTS                                                         (286,924)            (117,526)
    Cash and Equivalents, Beginning of Year                                                   308,720              135,111
                                                                                     -----------------    -----------------

CASH AND EQUIVALENTS, END OF PERIOD                                                           $21,796              $17,585
                                                                                     =================    =================




The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Intimate Brands, Inc. (the "Company") includes specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited, Inc. ("The Limited") owns approximately 83% of the outstanding common stock of the Company.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999.

         Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999.

2.       EARNINGS PER SHARE

         Weighted average common shares outstanding (thousands):


                                                        Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                   --------------------------------    --------------------------------
                                                     August 1,         August 2,         August 1,         August 2,
                                                       1998              1997              1998              1997
                                                   --------------    --------------    --------------    --------------

           Common shares issued                          252,700           252,700           252,700           252,700
           Treasury shares                                  (640)             (153)             (413)             (161)
                                                   --------------    --------------    --------------    --------------

           Basic shares                                  252,060           252,547           252,287           252,539

           Dilutive effect of stock options and
               restricted shares                           1,989               724             2,026               642
                                                   --------------    --------------    --------------    --------------

           Diluted shares                                254,049           253,271           254,313           253,181
                                                   ==============    ==============    ==============    ==============


         Options to purchase .6 million and 2.5 million shares of common stock were outstanding at August 1, 1998 and August 2, 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

3.       INVENTORIES

         The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                                       August 1,            January 31,
                                                         1998                  1998
                                                   ------------------    ------------------

          Property and equipment, at cost                  $782,677              $743,786
          Accumulated depreciation and
               amortization                                (386,509)             (351,282)
                                                   ------------------    ------------------

          Property and equipment, net                      $396,168              $392,504
                                                   ==================    ==================

5.       INCOME TAXES

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to the Limited during the twenty-six weeks ended August 1, 1998 and August 2, 1997 approximated $155 million and $127 million.

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

                                                       August 1,            January 31,
                                                         1998                  1998
                                                   ------------------    ------------------

         7 1/2% Debentures due March 2023                  $100,000              $100,000
         9 1/8% Notes due February 2001                     150,000               150,000
         8 7/8% Notes due August 1999                       100,000               100,000
                                                   ------------------    ------------------

                                                           $350,000              $350,000
                                                   ==================    ==================

         Interest paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997, including interest on the intercompany cash management account (see Note 7), approximated $15.2 million and $22.0 million.

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

         The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 32%-owned by The Limited.

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

8.       SPECIAL AND NONRECURRING CHARGES

         During the fourth quarter of 1997, the Company recorded pretax special and nonrecurring charges of $68 million related to closing the Cacique lingerie business. Write-downs related to the $30 million noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $34 to $36 million during 1998. Cash outlays of $21 million during the first half of 1998 were principally related to store closings.

[PRICEWATERHOUSECOOPERS LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
    The Board of Directors of
    Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at August 1, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              /s/  PRICEWATERHOUSECOOPERS LLP

                                              PRICEWATERHOUSECOOPERS LLP


Columbus, Ohio
August 12, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1998, net sales increased 6% to $874.7 million from $826.6 million a year ago. Second quarter operating income of $124.9 million increased 16% from last year's $107.5 million. Net income increased 21% to $73.6 million from $61.0 million in 1997. Earnings per share increased 21% to $.29 per share compared to $.24 per share in 1997.

Second quarter highlights include the following:

     Victoria's Secret Stores operating margin and operating income were significantly higher on a comparable store sales increase of 2%. Victoria's Secret Catalogue sales increased 3%. Major lingerie introductions and the semi-annual sale were supported by national television advertising.

     Bath & Body Works, up against strong comparable store sales of 16% a year ago, delivered a comparable store sales increase of 3% and achieved a 30% increase in operating profits. New product collections and a strong sale event contributed to the sales and profit growth.

Sales for the twenty-six weeks ended August 1, 1998 of $1.646 billion increased 8% from sales of $1.531 billion for the same period last year. Operating income increased 17% to $196.3 million from $167.8 million a year ago. Net income increased 22% to $114.6 million from $93.9 million in 1997. Earnings per share grew 22% to $.45 per share, compared to $.37 per share in 1997.

                                                         21
Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended August 1, 1998 to the comparable 1997 periods:

                                                  SECOND QUARTER                                 YEAR - TO - DATE
                                     ------------------------------------------      ------------------------------------------
                                                                      CHANGE                                          CHANGE
                                                                       FROM                                            FROM
                                                                      PRIOR                                           PRIOR
                                        1998            1997           YEAR             1998           1997            YEAR
                                     ------------    -----------    -----------      ------------   ------------    -----------

NET SALES (MILLIONS):

Victoria's Secret Stores                    $413           $389             6%              $775           $714             9%

Victoria's Secret Catalogue                  202            196             3%               401            376             7%

Bath & Body Works                            254            212            20%               459            389            18%

Cacique*                                       -             22            N/M                 -             42            N/M

Other                                          6              8            N/M                11             10            N/M
                                     ------------    -----------    -----------      ------------   ------------    -----------

   Total Net Sales                          $875           $827             6%            $1,646         $1,531             8%
                                     ============    ===========    ===========      ============   ============    ===========

INCREASE IN COMPARABLE STORE SALES:

Victoria's Secret Stores                      2%            15%                               4%            11%

Bath & Body Works                             3%            16%                               1%            15%

Cacique*                                       -            11%                                -             8%
                                     ------------    -----------                     ------------   ------------

Total Comparable Store Sales                  2%            15%                               3%            12%
                                     ============    ===========                     ============   ============

*The Cacique business was closed effective January 31, 1998.

RETAIL SALES EXCLUDING CATALOGUE AND OTHER:

Retail sales increase
   attributable to net new and
   remodeled stores, excluding
    Cacique in 1998                           9%            16%                               9%            17%

Retail sales per average
   selling square foot                      $121           $118             3%              $227           $220             3%

Retail sales per average
   store (thousands)                        $375           $370             1%              $703           $688             2%

Average store size at end of
   quarter (selling square feet)           3,084          3,118            (1%)

Retail selling square feet at
end of quarter (thousands)                 5,549          5,360             4%

                                           SECOND QUARTER                 YEAR - TO - DATE
                                      --------------------------     ----------------------------

                                         1998           1997             1998            1997
                                      -----------    -----------     -------------    -----------

NUMBER OF STORES:

Beginning of period                        1,757          1,656             1,710          1,609
   Opened                                     51             65               102            120
   Closed                                     (9)            (2)              (13)           (10)  *
                                      -----------    -----------     -------------    -----------

End of period                              1,799          1,719             1,799          1,719
                                      ===========    ===========     =============    ===========

* Includes sale of four Penhaligon's stores in April 1997.


                                                 Number of Stores                          Selling Sq. Ft. (thousands)
                                     ------------------------------------------     ------------------------------------------
                                                                     Change                                         Change
                                      August 1,      August 2,     From Prior        August 1,      August 2,     From Prior
                                        1998           1997           Year             1998           1997           Year
                                     ------------   ------------   ------------     ------------   ------------   ------------
Victoria's Secret Stores                     799            757             42            3,595        3,433              162
Bath & Body Works                          1,000            844            156            1,954        1,564              390
Cacique                                        -            118           (118)               -          363             (363)
                                     ------------   ------------   ------------     ------------   ------------   ------------
Total stores and selling
  square feet                              1,799          1,719             80            5,549        5,360              189
                                     ============   ============   ============     ============   ============   ============

Net Sales
---------

Net sales for the second quarter of 1998 increased by 6% over the same period last year, net of a 3% decline from the January 31, 1998 closing of Cacique. The increase was primarily attributable to the net addition of 198 new stores. The remaining increase came from a 2% increase in comparable store sales and a 3% increase in catalogue net sales. Year-to-date sales increased 8% over the same period in 1997, net of a 3% decline from the January 31, 1998 closing of Cacique. The increase, excluding Cacique, was due to the net addition of new stores, a 3% increase in comparable store sales and a 7% increase in catalogue net sales.

Victoria's Secret Stores net sales for the second quarter of 1998 increased 6% to $413 million from $389 million a year ago. The sales increase was primarily attributable to the net addition of 42 new stores and 162,000 selling square feet, a 5% increase in selling square feet over 1997. The balance of the increase was from a 2% increase in comparable store sales for the quarter.

Bath & Body Works net sales for the second quarter of 1998 increased 20% to $254 million from $212 million a year ago. The sales increase was primarily attributable to the net addition of 156 stores and 390,000 selling square feet, a 25% increase in selling square feet over 1997. The balance of the increase was from a 3% increase in comparable store sales for the quarter.

Victoria's Secret Catalogue net sales for the second quarter of 1998 increased 3% to $202 million from $196 million a year ago. This increase was primarily attributable to an increase in catalogue circulation in the second quarter of 1998.

Gross Income
------------

Gross income, expressed as a percentage of net sales, increased to 38.4% for the second quarter of 1998 from 34.2% for the same period in 1997. The increase was primarily due to a 4.5% increase in merchandise margins offset by a .3% increase in buying and occupancy costs, expressed as a percentage of net sales. The increase in merchandise margins in the retail operations, expressed as a percentage of net sales, was due to higher retail markups. This increase was especially significant at Victoria's Secret Stores which also benefited from the continuation of strong sales increases in high margin personal care products. The increase in buying and occupancy costs, expressed as a percentage of net sales, resulted from an increase in catalogue costs, primarily due to increased paper prices at Victoria's Secret Catalogue and the accelerated depreciation expense to regularly remodel and refresh stores at Victoria's Secret. These increases were reduced by the closing of Cacique (the highest buying and occupancy business, expressed as a percentage of net sales) and the growth of Bath & Body Works net sales as a percentage of the Company to 29% from 26% in 1997. Bath & Body Works records lower buying and occupancy costs due to smaller store size and higher sales productivity.

The 1998 year-to-date gross income percentage increased 3.5% to 36.9% in 1998 from 33.4% for the same period in 1997. The year-to-date increase was primarily attributable to a 4.0% rate increase in merchandise margins offset by a .5% increase in buying and occupancy costs, expressed as a percentage of net sales. The increase in merchandise margins were the result of the same reasons discussed above. The increase in buying and occupancy costs was primarily due to an increase in paper usage and prices at Victoria's Secret Catalogue and the accelerated depreciation expense to regularly remodel and refresh stores at Victoria's Secret.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of net sales, increased to 24.1% in the second quarter of 1998 from 21.2% for the same period in 1997. The rate increase was primarily due to additional national advertising incurred by Victoria's Secret. Increases were also funded in brand building and other Company initiatives principally in information technology, real estate and brand marketing. The positive impact of closing Cacique was offset by the growth of Bath & Body Works net sales as a percentage of the total Company to 29% from 26% in 1997. Bath & Body Works has historically recorded higher than Company average general, administrative and store operating expenses, expressed as a percentage of net sales, due to significantly smaller stores and emphasis on point-of-sale marketing and sales floor coverage.

Year-to-date, general, administrative and store operating expenses, expressed as a percentage of net sales, increased 2.6% to 25.0% from 22.4% in 1997 for the same reasons discussed above.

Operating Income
----------------

Second quarter and year-to-date operating income, expressed as a percentage of net sales, was 14.3% and 11.9% in 1998 compared to 13.0% and 11.0% in 1997, respectively. The increase in gross income rate, expressed as a percentage of net sales, more than offset the increase in general, administrative and store operating expenses for both the second quarter and year-to-date.

Interest Expense and Other Income
---------------------------------

Interest expense was unchanged from $7.6 million in the second quarter of 1997 and $15.1 million for the year-to-date period in 1997. The interest expense is primarily for the Company's $350 million long-term debt.

In the second quarter of 1998, the Company earned $5.4 million in other income as compared to $1.8 million for the same period in 1997. Year-to-date, the Company earned $9.8 million compared to $3.9 million in 1997. The increase is attributable to interest earned on significantly higher average invested cash balances managed through The Limited's centralized cash management system (see
Note 7).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of August 1, 1998 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                         August 1,           January 31,
                                                                           1998                 1998
                                                                     -----------------     ----------------

Working Capital                                                              $468,708            $463,123
                                                                     =================     ================

Capitalization:
    Long-term debt                                                           $350,000            $350,000
    Shareholders' equity                                                      568,226             560,795
                                                                     -----------------     ----------------

Total Capitalization                                                         $918,226            $910,795
                                                                     =================     ================


Net cash provided from operating activities totaled $66.2 million for the twenty-six weeks ended August 1, 1998 versus $43.0 million for the same period in 1997. The change in net cash provided from operating activities for the Company compared to last year is primarily the result of the reduction of paper inventory at Victoria's Secret Catalogue and the increase in operating income, partially offset by the cost incurred to close Cacique (see Note 8) and the timing of inventory receipts.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included two quarterly cash dividend payments of $.14 per share each and $179.9 million of net cash invested through The Limited's centralized cash management system (see Note 7). The Company has previously announced authorization by its Board of Directors to repurchase up to four million shares of its common stock on the open market, specifically reserved to cover shares needed for employee benefit plans. At August 1, 1998, the Company had repurchased approximately two million shares for this program, and by the end of August all four million shares were repurchased.

Capital Expenditures
--------------------

The Company anticipates spending $120 to $140 million in 1998 for capital expenditures, of which $90 to $100 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 516,000 selling square feet in 1998, which will represent a 10% increase over year-end 1997. It is anticipated that the increase will result from the addition of approximately 205 new stores and the remodeling/expansion of approximately 50 stores. The Company expects that future capital expenditures will be funded principally with cash from operations.

Information Systems and "Year 2000" Compliance
----------------------------------------------

The Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $20 to $25 million from 1997 through 2000. Of the total, approximately $9 to $11 million will be capital expenditures related to acquisition and implementation of new package systems. The balance, approximately $11 to $14 million, will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process from 1997 through 2000.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

Adoption of New Accounting Standards
------------------------------------

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999.

Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's reported results of operations.

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

                  10.2 Intimate Brands, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

                  10.3 Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan for Non-Associate Directors incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04923).

                  10.4 Corporate Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                  10.5 Tax Sharing Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                  10.6 Services Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

                  10.9 Employment agreement by and between Intimate Brands, Inc. and Cynthia A. Fields dated as of May 20, 1998 with exhibits.

                  10.17 Employment agreement by and between Intimate Brands, Inc. and Grace A. Nichols dated as of May 20, 1998 with exhibits.

                  10.18 Employment agreement by and between Intimate Brands, Inc. and Beth M. Pritchard dated as of May 20, 1998 with exhibits.

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


Date:   September 14, 1998

----------------------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------



      Exhibit No.       Document
      ----------        --------

         10.9 Employment agreement by and between Intimate Brands, Inc. and Cynthia A. Fields dated as of May 20, 1998 with exhibits.

         10.17 Employment agreement by and between Intimate Brands, Inc. and Grace A. Nichols dated as of May 20, 1998 with exhibits.

         10.18 Employment agreement by and between Intimate Brands, Inc. and Beth M. Pritchard dated as of May 20, 1998 with exhibits.

         15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re:
                        Incorporation of Independent Accountants' Report.

         27             Financial Data Schedule.