Form 10-Q
period 1998-10-31
INTIMATE BRANDS INC
filed 1998-12-14
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 1998
                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 1-13814
                                                -------

                              INTIMATE BRANDS, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 31-1436998
---------------------------------------     ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   (614)  415-6900
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class A Common Stock                  Outstanding at November 27, 1998
      --------------------                  --------------------------------
         $.01 Par Value                            38,433,872 Shares

      Class B Common Stock                  Outstanding at November 27, 1998
      --------------------                  --------------------------------
         $.01 Par Value                            210,000,000 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------

Part I.  Financial Information

     Item 1.  Financial Statements
          Consolidated Statements of Income
               Thirteen and Thirty-nine Weeks Ended
                    October 31, 1998 and November 1, 1997..................................   3

          Consolidated Balance Sheets
                    October 31, 1998 and January 31, 1998...................................  4

          Consolidated Statements of Cash Flows
               Thirty-nine Weeks Ended
                    October 31, 1998 and November 1, 1997..................................   5

          Notes to Consolidated Financial Statements......................................    6

     Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition........................... 11

Part II.  Other Information

     Item 1.  Legal Proceedings............................................................. 19

     Item 5.  Other Information............................................................. 19

     Item 6.  Exhibits and Reports on Form 8-K.............................................. 20

                         PART 1 - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                                       (Unaudited)

                                                     Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                               ----------------------------------    ---------------------------------
                                                October 31,        November 1,        October 31,        November 1,
                                                   1998               1997               1998               1997
                                               --------------    ----------------    --------------     --------------

NET SALES                                           $ 708,985           $ 689,978       $ 2,354,561        $ 2,220,593

     Cost of Goods Sold, Occupancy and
          Buying Costs                                434,042             440,751         1,471,602          1,460,713
                                                    ---------           ---------       -----------        -----------

GROSS INCOME                                          274,943             249,227           882,959            759,880

     General, Administrative and Store
          Operating Expenses                          204,325             183,566           616,006            526,452
                                                    ---------           ---------       -----------        -----------

OPERATING INCOME                                       70,618              65,661           266,953            233,428

     Interest Expense                                  (7,361)             (7,564)          (22,487)           (22,690)

     Other Income                                       2,870               1,037            12,650              4,892
                                                    ---------           ---------       -----------        -----------

INCOME BEFORE INCOME TAXES                             66,127              59,134           257,116            215,630

     Provision for Income Taxes                        26,400              23,700           102,800             86,300
                                                    ---------           ---------       -----------        -----------

NET INCOME                                          $  39,727           $  35,434       $   154,316        $   129,330
                                                    =========           =========       ===========        ===========

NET INCOME PER BASIC AND
  DILUTED SHARE                                     $     .16           $     .14       $       .61        $       .51
                                                    =========           =========       ===========        ===========

DIVIDENDS PER SHARE                                 $     .14           $     .13       $       .42        $       .39
                                                    =========           =========       ===========        ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                October 31,           January 31,
                                                                   1998                  1998
                                                               --------------        --------------
                               ASSETS                          (Unaudited)

CURRENT ASSETS:
     Cash and Equivalents                                       $    25,587             $   308,720
     Accounts Receivable                                             13,873                  34,639
     Inventories                                                    625,804                 417,703
     Intercompany Receivables                                             -                  12,457
     Other                                                           93,105                 102,540
                                                                -----------             -----------
TOTAL CURRENT ASSETS                                                758,369                 876,059

PROPERTY AND EQUIPMENT, NET                                         403,331                 392,504
OTHER ASSETS                                                         73,214                  79,137
                                                                -----------             -----------

TOTAL ASSETS                                                    $ 1,234,914             $ 1,347,700
                                                                ===========             ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                           $   119,462             $    94,498
     Current Portion of Long-Term Debt                              100,000                       -
     Accrued Expenses                                               160,606                 224,380
     Intercompany Payable                                            27,431                       -
     Income Taxes Payable                                            37,748                  94,058
                                                                -----------             -----------
TOTAL CURRENT LIABILITIES                                           445,247                 412,936

LONG-TERM DEBT                                                      250,000                 350,000
DEFERRED INCOME TAXES                                                10,165                  13,068
OTHER LONG-TERM LIABILITIES                                          13,581                  10,901

SHAREHOLDERS' EQUITY:
     Common Stock                                                     2,527                   2,527
     Paid-in Capital                                                673,886                 674,620
     Retained Deficit                                               (65,869)               (114,465)
                                                                -----------             -----------
                                                                    610,544                 562,682
     Less:  Treasury Stock, at Average Cost                         (94,623)                 (1,887)
                                                                -----------             -----------
TOTAL SHAREHOLDERS' EQUITY                                          515,921                 560,795
                                                                -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,234,914             $ 1,347,700
                                                                ===========             ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                             Thirty-nine Weeks Ended
                                                                       ------------------------------------
                                                                        October 31,          November 1,
                                                                            1998                1997
                                                                       ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $ 154,316            $ 129,330

     Impact of Other Operating Activities on Cash Flows:
         Depreciation and Amortization                                     74,475               70,188
         Changes in Assets and Liabilities:
              Accounts Receivable                                          20,766               (1,324)
              Inventories                                                (208,101)            (143,606)
              Accounts Payable and Accrued Expenses                       (38,810)              18,480
              Income Taxes                                                (59,213)             (41,014)
              Other Assets and Liabilities                                 31,084              (37,096)
                                                                        ---------            ---------

NET CASH USED FOR OPERATING ACTIVITIES                                    (25,483)              (5,042)
                                                                        ---------            ---------

CASH USED FOR INVESTING ACTIVITIES:
     Capital Expenditures                                                 (87,308)             (93,967)
                                                                        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends Paid                                                      (105,557)             (98,494)
     Change in Intercompany Balance                                        39,888               78,785
     Repurchase of Common Stock                                          (106,046)                   -
     Stock Options and Other                                                1,373                  576
                                                                        ---------            ---------

NET CASH USED FOR FINANCING ACTIVITIES                                   (170,342)             (19,133)
                                                                        ---------            ---------

NET DECREASE IN CASH AND EQUIVALENTS                                     (283,133)            (118,142)
     Cash and Equivalents, Beginning of Year                              308,720              135,111
                                                                        ---------            ---------

CASH AND EQUIVALENTS, END OF PERIOD                                     $  25,587            $  16,969
                                                                        =========            =========





The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Intimate Brands, Inc. (The "Company") includes specialty retail and catalogue operations which offer women's intimate and other apparel, personal care products and accessories. They consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited, Inc. ("The Limited") owns approximately 84% of the outstanding common stock of the Company.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

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

         Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999.

2.       EARNINGS PER SHARE

         Weighted average common shares outstanding (thousands):

                                                   Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                             ---------------------------------     ----------------------------------
                                              October 31,       November 1,         October 31,        November 1,
                                                 1998               1997               1998               1997
                                             --------------    ---------------     --------------    ----------------

Common shares issued                              252,700            252,700           252,700              252,700
Treasury shares                                    (3,607)              (127)           (1,477)                (150)
                                                 --------           --------          --------             --------
Basic shares                                      249,093            252,573           251,223              252,550
Dilutive effect of stock options
   and restricted shares                            1,071              1,222             1,707                  836
                                                 ========           ========          ========             ========
Diluted shares                                    250,164            253,795           252,930              253,386
                                                 ========           ========          ========             ========

         Options to purchase 3.6 million and .1 million shares of common stock were outstanding at October 31, 1998 and November 1, 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                           October 31,          January 31,
                                              1998                 1998
                                        ------------------    ----------------

Property and equipment, at cost            $ 811,567             $ 743,786

Accumulated depreciation and
     amortization                           (408,236)             (351,282)
                                           ---------             ---------

Property and equipment, net                $ 403,331             $ 392,504
                                           =========             =========

5.       INCOME TAXES

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 approximated $162 million and $127 million.

6.       LONG-TERM DEBT

         Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7-1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited. Unsecured long-term debt consisted of (thousands):

                                                 October 31,         January 31,
                                                    1998                1998
                                                 -----------         -----------

7-1/2% Debentures due March 2023                  $100,000            $100,000
9-1/8% Notes due February 2001                     150,000             150,000
8-7/8% Notes due August 1999                       100,000             100,000
                                                  --------            --------
                                                   350,000             350,000
Less current portion of long-term debt             100,000                   -
                                                  --------            --------

                                                  $250,000            $350,000
                                                  ========            ========

         Interest paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997, including interest on the intercompany cash management account (see Note 7), approximated $30.3 million in both years.

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

         The Company's proprietary credit card processing is performed by Alliance Data Systems which is approximately 31%-owned by The Limited.

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

8.       SPECIAL AND NONRECURRING CHARGES

         During the fourth quarter of 1997, the Company recorded pretax special and nonrecurring charges of $68 million related to closing the Cacique lingerie business. Write-downs related to the $30 million noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $34 to $36 million during 1998. Cash outlays of $27 million during the first three quarters of 1998 were principally related to store closings.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
  The Board of Directors of
  Intimate Brands, Inc.

We have reviewed the condensed consolidated balance sheet of Intimate Brands, Inc. and Subsidiaries (the Company) at October 31, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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


                                        /s/ PricewaterhouseCoopers LLP
                                        ------------------------------
                                            PricewaterhouseCoopers LLP

Columbus, Ohio
November 11, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1998, net sales increased 3% to $709.0 million from $690.0 million a year ago. Third quarter operating income of $70.6 million increased 8% from last year's $65.7 million. Net income increased 12% to $39.7 million from $35.4 million in 1997. Earnings per share increased 14% to $.16 per share compared to $.14 per share in 1997.

Third quarter highlights include the following:

         Victoria's Secret continued to strengthen its brand position through new product introductions and national television advertising. The stores reported a sales increase of 6%, comparable store sales increase of 4% and a 7% improvement in operating income. As expected, Victoria's Secret Catalogue net sales decreased 9% in connection with the execution of its strategy of fewer, bigger catalogues (higher page counts) and more focused mailings.

         Bath & Body Works delivered a comparable store sales increase of 6% and achieved a 17% increase in operating profits. The brand saw solid performance across all product categories and good early customer response to its unique product offerings for the holiday season. The business also mailed its first test catalog featuring seasonally inspired products.

Sales for the thirty-nine weeks ended October 31, 1998 of $2.355 billion increased 6% from sales of $2.221 billion for the same period last year. Operating income increased 14% to $267.0 million from $233.4 million a year ago. Net income increased 19% to $154.3 million from $129.3 million in 1997. Earnings per share grew 20% to $.61 per share, compared to $.51 per share in 1997.

Financial Summary

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 31, 1998 to the comparable 1997 periods:

                                                    THIRD QUARTER                            YEAR-TO-DATE
                                         ------------------------------------     ------------------------------------
                                                                    CHANGE                                   CHANGE
                                                                     FROM                                     FROM
                                                                     PRIOR                                    PRIOR
                                           1998         1997         YEAR           1998         1997         YEAR
                                         ---------    ---------    ----------     ---------    ---------    ----------

NET SALES (MILLIONS):

Victoria's Secret Stores                     $352         $332            6%        $1,127       $1,046            8%
Victoria's Secret Catalogue                   130          143          (9%)           531          519            2%
Bath & Body Works                             218          182           19%           677          572           18%
Cacique *                                       -           22           N/M             -           64           N/M
Other                                           9           11           N/M            20           20           N/M
                                         ---------    ---------    ----------     ---------    ---------    ----------
Total net sales                              $709         $690            3%        $2,355       $2,221            6%
                                         =========    =========    ==========     =========    =========    ==========

INCREASE IN COMPARABLE STORE SALES:

Victoria's Secret Stores                       4%           3%                          4%           9%
Bath & Body Works                              6%           9%                          3%          13%
Cacique *                                       -          16%                           -          11%
                                         ---------    ---------                   ---------    ---------
Total comparable store sales                   4%           5%                          3%          10%
                                         =========    =========                   =========    =========

*The Cacique business was closed effective January 31, 1998.

RETAIL SALES EXCLUDING CATALOGUE AND OTHER:

Retail sales increase attributable to
net new and remodeled stores (1998
change excludes impact of closing              7%          12%                          8%          15%
Cacique)

Retail sales per average selling
   square foot                               $101          $98            3%          $327         $315            4%

Retail sales per average store
   (thousands)                               $312         $304            3%        $1,013         $984            3%

Average store size at end of quarter
   (selling square feet)                    3,080        3,111           (1%)

Retail selling square feet at end of
   quarter (thousands)                      5,716        5,624            2%

NUMBER OF STORES:
Beginning of period                         1,799        1,719                       1,710        1,609
   Opened                                      59           93                         161          213
   Closed                                      (2)          (4)                        (15)         (14)  *
                                         ---------    ---------                   ---------    ---------
End of period                               1,856        1,808                       1,856        1,808
                                         =========    =========                   =========    =========

*Includes sale of four Penhaligon's stores in April 1997.

                                            Number of Stores                      Selling Sq. Ft. (thousands)
                                 ---------------------------------------     --------------------------------------
                                                                Change                                     Change
                                                                 From                                       From
                                  Oct. 31,       Nov. 1,        Prior         Oct. 31,       Nov. 1,        Prior
                                    1998          1997           Year           1998          1997          Year
                                 ----------    ----------    -----------     ----------    ----------    ----------

Victoria's Secret Stores              812            784           28           3,662          3,533          129
Bath & Body Works                   1,044            906          138           2,054          1,728          326
Cacique                                 -            118         (118)              -            363         (363)
                                    -----          -----         ----           -----          -----         ----
Total stores and selling
   square feet                      1,856          1,808           48           5,716          5,624           92
                                    =====          =====         ====           =====          =====         ====

Net Sales

Net sales for the third quarter of 1998 increased by 3% over the same period last year, net of a 3% decline from the January 31, 1998 closing of Cacique. The increase was attributable to a 4% increase in comparable store sales and the net addition of 166 new stores, excluding Cacique, partially offset by a 9% decrease in catalogue net sales. Year-to-date sales increased 6% over the same period in 1997, net of a 3% decline from the January 31, 1998 closing of Cacique. The increase, excluding Cacique, was due to the net addition of new stores, a 3% increase in comparable store sales and a 2% increase in catalogue net sales.

Victoria's Secret Stores' net sales for the third quarter of 1998 increased 6% to $352 million from $332 million a year ago. The sales increase was primarily attributable to a 4% increase in comparable store sales for the quarter, which accounted for 54% of the total net sales increase. The balance of the increase was from the net addition of 28 new stores and 129,000 selling square feet, a 4% increase in selling square feet over 1997.

Bath & Body Works' net sales for the third quarter of 1998 increased 19% to $218 million from $182 million a year ago. The sales increase was primarily attributable to the net addition of 138 stores and 326,000 selling square feet, a 19% increase in selling square feet over 1997. The balance of the increase was from a 6% increase in comparable store sales for the quarter (representing 29% of the total net sales increase).

Victoria's Secret Catalogue's net sales for the third quarter of 1998 decreased 9% to $130 million from $143 million a year ago. This decrease was primarily attributable to execution of a strategy of fewer, bigger catalogues (higher page counts) and more focused mailings; as a result circulation was down 26% in the third quarter of 1998.

Gross Income

Gross income, expressed as a percentage of net sales, increased to 38.8% for the third quarter of 1998 from 36.1% for the same period in 1997. The increase was primarily due to a 2.6% increase in merchandise margins, expressed as a percentage of net sales. The increase in merchandise margins, expressed as a percentage of net sales, was primarily the result of: (1) reduced markdowns and price promotions at both Victoria's Secret Stores and Catalogue; and (2) a favorable shift in the mix of net sales to our highest merchandise margin business, Bath & Body Works, which increased to 31% of net sales in 1998 from 26% in 1997, from our lowest merchandise margin businesses, Victoria's

Secret Catalogue, which dropped to 18% of net sales in 1998 from 21% in 1997, and Cacique, which was 3% of net sales in 1997.

The 1998 year-to-date gross income percentage increased 3.3% to 37.5% in 1998 from 34.2% for the same period in 1997. The year-to-date increase was primarily attributable to a 3.6% rate increase in merchandise margins. In addition to the shift in the mix of sales discussed above, the increase in merchandise margins, expressed as a percentage of net sales, were the result of higher retail markups. This increase was especially significant at Victoria's Secret Stores.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, expressed as a percentage of net sales, increased to 28.8% in the third quarter of 1998 from 26.6% for the same period in 1997. The increase was primarily the result of the shift in the mix of net sales to Bath & Body Works from Victoria's Secret Catalogue. Bath & Body Works has historically recorded our highest general, administrative and store operating expenses, expressed as a percentage of net sales, due to its significantly smaller stores. Conversely, Victoria's Secret Catalogue has recorded our lowest general, administrative and store operating expenses, as a percentage of net sales, due to the nature of a catalogue operation as compared to a store-based retail concept. In addition, the increase was due to additional selling payroll for product extensions and new initiatives in Victoria's Secret Stores as well as funding other company initiatives principally in information technology, real estate and brand marketing. These increases were partially offset by savings from the closing of Cacique.

Year-to-date, general, administrative and store operating expenses, expressed as a percentage of net sales, increased 2.5% to 26.2% from 23.7% in 1997. In addition to the reasons discussed above, the year-to-date increase was also the result of increased national advertising spending by Victoria's Secret Stores in the first half of the year.

Operating Income

Third quarter and year-to-date operating income, expressed as a percentage of net sales, was 10.0% and 11.3% in 1998 compared to 9.5% and 10.5% in 1997, respectively. The increase in the gross income rate, expressed as a percentage of net sales, more than offset the increase in general, administrative and store operating expenses for both the third quarter and year-to-date.

Interest Expense and Other Income

Interest expense decreased $.2 million from $7.6 million in the third quarter of 1997 and $22.7 million for the year-to-date period in 1997. The interest expense is primarily for the Company's $350 million debt.

In the third quarter of 1998, the Company earned $2.9 million in other income as compared to $1.0 million for the same period in 1997. Year-to-date, the Company earned $12.7 million compared to $4.9 million in 1997. The increase is attributable to interest earned on significantly higher average invested cash balances managed through The Limited's centralized cash management system (see
Note 7).

FINANCIAL CONDITION

The Company's consolidated balance sheet as of October 31, 1998 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                  October 31,         January 31,
                                     1998                1998
                                ---------------     ---------------

Working Capital                    $313,122            $463,123
                                   ========            ========

Capitalization:
   Long-term debt                  $250,000            $350,000
   Shareholders' equity             515,921             560,795
                                   --------            --------

Total Capitalization               $765,921            $910,795
                                   ========            ========

Net cash used for operating activities totaled $25.5 million for the thirty-nine weeks ended October 31, 1998 versus $5.0 million for the same period in 1997. The change in net cash used for operating activities for the Company compared to last year is primarily the result of the timing of inventory receipts and the cost incurred to close Cacique (see Note 8), partially offset by the reduction of paper inventory at Victoria's Secret Catalogue and the increase in operating income.

The decrease in working capital is primarily attributable to $100 million of term debt due in 1999 (see Note 6) which will be repaid through cash from operations. No additional borrowings are anticipated.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included the repurchase of approximately 4.5 million shares of its common stock for $106 million, three quarterly cash dividend payments of $.14 per share each and $39.9 million of net cash provided through The Limited's centralized cash management system (see Note 7). The stock repurchase is specifically reserved to cover shares needed for employee benefit plans.

Capital Expenditures

The Company anticipates spending $110 to $130 million in 1998 for capital expenditures, of which $80 to $90 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 481,000 selling square feet in 1998, which will represent a 9% increase over year-end 1997. It is anticipated that the increase will result from the addition of approximately 185 new stores and the remodeling/expansion of approximately 50 stores. The Company expects that future capital expenditures will be funded principally with cash from operations.

Adoption of New Accounting Standards

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

Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's reported results of operations.

Year 2000 Readiness Disclosures

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

In order to address the Year 2000 issue, the Company is participating with its parent, The Limited, Inc. The Limited established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages, including (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and (v) implementation. There are several areas of focus: (1) renovation of legacy systems throughout the Company;
(2) installation of new software packages to replace legacy systems at one of our operating businesses; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

(1) All five stages of Year 2000 implementation for renovation of legacy systems are complete for significant IT systems at the Company businesses.

(2) Replacement of significant legacy systems with new software packages for the operating company is expected to be complete by year-end.

(3) A vast network of vendors and suppliers located both within and outside the United States provide the Company with merchandise for resale and supplies for operational purposes. The Company has identified key vendors and suppliers and has begun making inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and expects to complete this process in mid-1999. In addition, the Company plans to conduct on-site assessments of certain of its key vendors to further assess such vendors' progress. Also, the Company, along with other major retail organizations, is participating in a national industry Year 2000 survey of over 80,000 suppliers and vendors.

(4) The Company also utilizes various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is in process and all stages of its efforts are expected to be complete in or prior to the first quarter of 1999.

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is in the early stages of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Company expects to finalize these contingency plans by mid-1999.

At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $20 to $25 million from 1997 through 2000. Of the total, approximately $9 to $11 million will be capital expenditures related to acquisition and implementation of new package systems. The balance, approximately $11 to $14 million, will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process from 1997 through 2000. In addition, we have incurred internal payroll costs (not separately identified) relating to the Company's Year 2000 initiatives.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

              On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court for the Central District of California. The amended complaint, which had been filed against the Company, The Limited, and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

              Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 5.       OTHER INFORMATION

              The Company's Certificate of Incorporation includes provisions relating to potential conflicts of interest that may arise between the Company and The Limited. Such provisions were adopted in light of the fact that the Company and The Limited and its subsidiaries are engaged in retail businesses and pursue similar opportunities in the ordinary course of business. Among other things, these provisions generally eliminate the liability of directors and officers of the Company with respect to certain matters involving The Limited and its subsidiaries, including matters that may constitute corporate opportunities of The Limited, its subsidiaries or the Company. Any person purchasing or acquiring an interest in shares of capital stock of the Company will be deemed to have consented to such provisions relating to conflicts of interest and corporate opportunities, and such consent may restrict such person's ability to challenge transactions carried out in compliance with such provisions. Investors should review the Company's Certificate of Incorporation before making any investment in shares of the Company's capital stock.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------

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

               10.5 Tax Sharing Agreement by Intimate Brands, Inc., and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

               10.6 Services Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

               10.9 Employment agreement by and between Intimate Brands, Inc. and Cynthia A. Fields dated as of May 20, 1998 incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               10.17 Employment agreement by and between Intimate Brands, Inc. and Grace A. Nichols dated as of May 20, 1998 incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

               10.18 Employment agreement by and between Intimate Brands, Inc. and Beth M. Pritchard dated as of May 20, 1998 incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

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

                                           INTIMATE BRANDS, INC.
                                                (Registrant)




                                           By  /s/  Philip E. Mallott
                                               ----------------------------
                                               Philip E. Mallott,
                                               Chief Financial Officer*



Date:  December 11, 1998




--------------------

*Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX

Exhibit No.        Document
-----------        --------

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

   27              Financial Data Schedule.