Form 10-K405
period 1999-01-30
INTIMATE BRANDS INC
filed 1999-04-27
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 30, 1999
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                         Commission file number 1-13814
                                                -------

                              INTIMATE BRANDS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                         31-1436998
-----------------------------------------                    -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

 Three Limited Parkway, P.O. Box 16000,
             Columbus, Ohio                                         43216
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code     (614) 415-8000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
------------------------------------   -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 26, 1999: $1,644,820,423.

Number of shares outstanding of the registrant's Common Stock as of March 26, 1999: 37,171,083 shares of Class A common stock; 200,409,163 shares of Class B common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's annual report to shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 1999 are incorporated by reference into
Part III.

                                     PART I.

ITEM 1.          BUSINESS.

GENERAL.

Intimate Brands, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of intimate and other women's apparel and personal care products. The Company's retail activities are conducted under two brand names through an integrated retail approach: stores, catalogue and internet. Apparel merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. All of the Company's retail distribution channels offer lingerie, hosiery, swimwear, accessories, beauty products and specialty gift items. In addition, the Company's print catalogue offers women's apparel, shoes and accessories.

DESCRIPTION OF OPERATIONS.

GENERAL.

The Company was incorporated on May 16, 1995, and on May 19, 1995 acquired the assets and liabilities of the Intimate Brands businesses in exchange for 210 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 42.7 million shares of the Company's Class A common stock was consummated in the Fall of 1995 and, as a result, approximately 83% of the outstanding common stock of the Company was owned by The Limited.

During 1998, the Company initiated two stock repurchases which resulted in The Limited owning 84.5% of the outstanding common stock of the Company as of January 30, 1999. Further information regarding these transactions is contained in Note 1 of the Notes to the Consolidated Financial Statements included in the Intimate Brands, Inc., 1998 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1998 Annual Report") and are incorporated herein by reference.

As of January 30, 1999, the Company operated retail lingerie and personal care businesses (Victoria's Secret Stores and Bath & Body Works) and a print catalogue and internet business selling lingerie and other women's apparel (Victoria's Secret Catalogue). The following chart reflects the number of stores in operation at January 30, 1999 and January 31, 1998.

                   Retail Businesses               Number of Stores
                   -------------------------     --------------------
                                                 January 30, January 31,
                                                    1999        1998
                                                 ----------  ----------
                   Victoria's Secret Stores          829         789
                   Bath & Body Works               1,061         921
                                                   -----       -----
                   Total                           1,890       1,710
                                                   =====       =====

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

                  Fiscal      Beginning
                   Year        of Year       Opened     Closed     End of Year
                  ------      ---------      ------     ------     -----------
                   1994            879         166         (8)         1,037
                   1995          1,037         260         (4)         1,293
                   1996          1,293         325         (9)         1,609
                   1997          1,609         233      *(132)         1,710
                   1998          1,710         201        (21)         1,890

                  * Includes 118 stores from the January 31, 1998 closing of Cacique.

The Company also operates Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and sources a substantial portion of the bath and personal care products sold by the Company.

During fiscal year 1998, the Company purchased merchandise from approximately 1,200 suppliers and factories located throughout the world. The Company sourced approximately 18% of its merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. The Company has established formal polices and procedures designed to address such risks; however, they remain beyond the Company's control. One third party manufacturer accounted for 5.8% of total goods purchased by the Company.

Most of the merchandise and related materials for the Company's stores and catalogue is shipped to distribution centers owned by The Limited in the Columbus, Ohio area, where the merchandise is received and inspected. The Limited uses common and contract carriers to distribute merchandise and related materials to the Company's stores. The Company pays outbound freight for stores to The Limited based on weight shipped. The catalogue business, which operates the Victoria's Secret website, contracts and ships to its customers via independent third parties including the U.S. Postal Service. The Company's divisions generally have independent distribution capabilities and no division receives priority over any other division. There are no distribution channels between the retail divisions.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is consistent with the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1998, the highest inventory level approximated $651 million at the November 1998 month-end and the lowest inventory level approximated $389 million at the June 1998 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or The Limited's 31% owned credit card processing venture, Alliance Data Systems ("ADS"). ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of The Limited prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label card operations.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of the Company's operating businesses, including their respective target markets.

RETAIL BUSINESSES
-----------------

Victoria's Secret Stores - is the world's best known specialty retailer of
------------------------
women's intimate apparel and related products. Victoria's Secret Stores (including Victoria's Secret Beauty) operates over 820 stores nationwide and had net sales of $1.829 billion in 1998.

Bath & Body Works - is the leading specialty retailer of personal care products.
-----------------
Launched in 1990, Bath & Body Works (including White Barn Candle Company) operates over 1,050 stores nationwide and had net sales of $1.272 billion in 1998.

CATALOGUE BUSINESS
------------------

Victoria's Secret Catalogue - is a leading catalogue retailer of intimate and
---------------------------
other women's apparel. At the end of 1998, Victoria's Secret Catalogue launched its own web site, www.VictoriasSecret.com, through which certain of its products may be purchased worldwide. Victoria's Secret Catalogue mailed approximately 406 million catalogues and had net sales of $759 million in 1998.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating businesses, is set forth under the caption "Management's Discussion and Analysis" of the Intimate Brands, Inc. 1998 Annual Report to Shareholders, and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 13 of the Notes to the Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate and other women's apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, and department stores. Brand image, marketing, design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel, lingerie and personal care products. However, the Company estimates its total share of the domestic lingerie market at approximately 14% and its share of the domestic personal care market at 6%.

ASSOCIATE RELATIONS.

On January 30, 1999, the Company employed approximately 55,000 associates, 41,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.          PROPERTIES

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Kettering, Ohio, Rio Rancho, New Mexico, and London, England.

The distribution and shipping facilities are owned by The Limited and are leased by the Company under fifteen year leases, with options to renew.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1999 and 2017 and generally have renewal options.

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

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit, where the matter remains pending.

On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and The Limited intends to file a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, The Limited filed a motion seeking dismissal of this complaint.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

SUPPLEMENTAL ITEM.       EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 30, 1999.

Leslie H. Wexner, 61, has been Chairman of the Board and Chief Executive Officer of the Company since 1995. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

Kenneth B. Gilman, 52, has been Vice Chairman of the Company since 1995. Mr. Gilman has been Vice Chairman and Chief Administrative Officer of The Limited since June 1997 and was Vice Chairman and Chief Financial Officer of The Limited from June 1993 to June 1997 and Executive Vice President and Chief Financial Officer of The Limited for five years prior thereto.

Cynthia A. Fields, 49, has been President and Chief Executive Officer of Victoria's Secret Catalogue since August 1988, and assumed such position with the Company in 1995.

Grace A. Nichols, 52, has been President and Chief Executive Officer of Victoria's Secret Stores, Inc. since January 1991, and assumed such position with the Company in 1995. For three years prior thereto, Ms. Nichols was Executive Vice President, General Merchandise Manager of Victoria's Secret Stores.

Beth M. Pritchard, 52, has been President and Chief Executive Officer of Bath & Body Works, Inc. ("BBW") since November 1993 and assumed such position with the Company in 1995. For approximately one and one-half years prior thereto, Ms. Pritchard held the position of Executive Vice President and General Manager at BBW. From 1991 until 1993, Ms. Pritchard was Executive Vice President at Express, a business operated by The Limited.

Philip E. Mallott, 41, has been Vice President Finance and Chief Financial Officer of the Company since 1995. For approximately one year prior thereto, Mr. Mallott was Chief Financial Officer at Structure, a business operated by The Limited. From 1991 until 1994, Mr. Mallott was Vice President-Finance at Structure.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal year 1998 and 1997, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal year 1998 and 1997 is set forth under the caption "Market Price and Dividend Information" on page 52 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 6.          SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 34 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 35 through 41 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1998 Annual Report and are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTIONS OF DIRECTORS - Nominees and directors", "-Information concerning the Board of Directors", "Committees of the Board of Directors and "- Security ownership of directors and management" on pages 4 through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on May 17, 1999 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION
- Section 16 (a) beneficial ownership reporting compliance" on page 13 of the Proxy Statement and is incorporated herein by reference. Information regarding the executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.         EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 9 through 13 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402 (a) (8) of Regulation S-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security ownership of directors and management" on pages 7 and 8 of the Proxy Statement and "Share ownership of principal stockholders" on page 18 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Nominees and directors" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

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

         (a)(1)   List of Financial Statements.
                  -----------------------------

         The following consolidated financial statements of Intimate Brands, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Balance Sheets as of January 30, 1999 and January 31,
         1998.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

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

               3.2. Bylaws of the Company adopted October 20, 1995 and as amended April 1, 1999.

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

               4.3.      Restated Bylaws of The Limited, Inc.

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

               10.27 Supplemental Schedule of Directors and Executive Officers who are Parties to an Indemnification Agreement.

         13. Excerpts from the 1998 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis", "Financial Statements and Notes", and "Report of Independent Accountants" on pages 34 - 52.

         21.   Subsidiaries of the Registrant.

         23.   Consent of Independent Accountants.

         24.   Powers of Attorney.

         27.   Financial Data Schedule.

         99.   Annual Report of The Limited, Inc. Savings and Retirement Plan.

         (b)   Reports on Form 8-K.
               --------------------

               No reports on Form 8-K were filed during the fourth quarter of fiscal year 1998.

         (c)   Exhibits.
               ---------

               The exhibits to this report are listed in section (a)(3) of Item 14 above.

         (d)   Financial Statement Schedules.
               ------------------------------

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 1999


                                           INTIMATE BRANDS, INC.
                                           (registrant)


                                           By  /s/ PHILIP E. MALLOTT
                                               --------------------------
                                               Philip E. Mallott,
                                               Vice President Finance and
                                               Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 1999:

         Signature                       Title
         ---------                       -----

/s/ LESLIE H. WEXNER*                    Chairman of the Board of Directors,
----------------------------             President and Chief Executive Officer
Leslie H. Wexner


/s/ KENNETH B. GILMAN*                   Director and Vice Chairman
----------------------------
Kenneth B. Gilman


/s/ ROGER D. BLACKWELL*                  Director
----------------------------
Roger D. Blackwell

/s/ CYNTHIA A. FIELDS*                   Director
----------------------------
Cynthia A. Fields

/s/ E. GORDON GEE*                       Director
----------------------------
E. Gordon Gee

/s/ WILLIAM E. KIRWAN*                   Director
----------------------------
William E. Kirwan

/s/ GRACE A. NICHOLS*                    Director
----------------------------
Grace A. Nichols

/s/ BETH M. PRITCHARD*                   Director
----------------------------
Beth M. Pritchard

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


By /s/ KENNETH B. GILMAN
   ----------------------
   Kenneth B. Gilman
    Attorney-in-fact

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

                                    EXHIBITS

                                    ---------



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.            Document
-----------            --------

    3.2 Bylaws of the Company adopted October 20, 1995 and as amended April 1, 1999.

    4.3                Restated Bylaws of The Limited, Inc.

   10.27               Supplemental Schedule of Directors and Executive
                       Officers who are Parties to an Indemnification Agreement.

     13 Excerpts from the 1998 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes", and "Report of Independent Accountants" on pages 34 - 52.

     21                Subsidiaries of the Registrant.

     23                Consent of Independent Accountants.

     24                Powers of Attorney.

     27                Financial Data Schedule.

     99                Annual Report of The Limited, Inc. Savings and Retirement
                       Plan.