Form 10-Q
period 1999-05-01
INTIMATE BRANDS INC
filed 1999-06-11
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999
                               -----------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to ____________


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

                                    Yes X No
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A Common Stock                     Outstanding at June 7, 1999
         --------------------                     ---------------------------
            $.01 Par Value                             37,226,368 Shares

         Class B Common Stock                     Outstanding at June 7, 1999
         --------------------                     ---------------------------
            $.01 Par Value                             199,809,084 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                            Page No.
                                                                            --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998 .............................    3

         Consolidated Balance Sheets
                  May 1, 1999, January 30, 1999 and May 2, 1998 ...........    4

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998 .............................    5

         Notes to Consolidated Financial Statements .......................    6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ...........   12


Part II. Other Information

     Item 1.  Legal Proceedings ...........................................   20

     Item 4.  Submission of Matters to a Vote of Security Holders .........   21

     Item 5.  Other Information ...........................................   21

     Item 6.  Exhibits and Reports on Form 8-K ............................   22


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                             Thirteen Weeks Ended
                                                            ----------------------

                                                              May 1,       May 2,
                                                               1999         1998
                                                            ---------    ---------

Net sales                                                   $ 877,821    $ 770,868

     Cost of goods sold, and buying and occupancy costs       544,394      498,996
                                                            ---------    ---------

Gross income                                                  333,427      271,872

     General, administrative and store operating expenses    (249,233)    (200,454)
                                                            ---------    ---------

Operating income                                               84,194       71,418

    Interest expense                                           (8,864)      (7,563)

    Other income                                                1,976        4,372
                                                            ---------    ---------
Income before income taxes                                     77,306       68,227

    Provision for income taxes                                 30,900       27,200
                                                            ---------    ---------

Net income                                                  $  46,406    $  41,027
                                                            =========    =========

Net income per basic and diluted share                      $     .19    $     .16
                                                            =========    =========

Dividends per share                                         $     .14    $     .14
                                                            =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                          May 1,      January 30,      May 2,
                                                          1999           1999           1998
                                                      -----------    -----------    -----------
                                                       (Unaudited)                   (Unaudited)
                              ASSETS
                              ------
Current assets:
    Cash and equivalents                              $    15,472    $   387,774    $    22,850
    Accounts receivable                                    16,819         15,627         18,375
    Inventories                                           524,754        479,896        439,886
    Intercompany receivable                                    --             --        180,821
    Other                                                 101,040         93,944         97,151
                                                      -----------    -----------    -----------

Total current assets                                      658,085        977,241        759,083

Property and equipment, net                               404,890        398,469        388,059

Other assets                                               70,531         72,367         77,397
                                                      -----------    -----------    -----------

Total assets                                          $ 1,133,506    $ 1,448,077    $ 1,224,539
                                                      ===========    ===========    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
    Accounts payable                                  $    76,700    $    93,764    $    67,053
    Current portion of long-term debt                     100,000        100,000             --
    Accrued expenses                                      184,518        198,321        175,312
    Intercompany payable                                  159,177          5,860             --
    Income taxes                                           48,673        139,223         40,569
                                                      -----------    -----------    -----------

Total current liabilities                                 569,068        537,168        282,934

Long-term debt                                            250,000        250,000        350,000

Deferred income taxes                                       3,692          2,251         11,630

Other long-term liabilities                                15,236         14,015         12,405

Shareholders' equity:
    Common stock                                            2,527          2,527          2,527
    Paid-in capital                                       670,723        672,391        674,488
    Retained earnings (deficit)                           158,225        145,396       (108,812)
                                                      -----------    -----------    -----------
                                                          831,475        820,314        568,203

Less: treasury stock, at average cost                    (535,965)      (175,671)          (633)
                                                      -----------    -----------    -----------

Total shareholders' equity                                295,510        644,643        567,570
                                                      -----------    -----------    -----------

Total liabilities and shareholders' equity            $ 1,133,506    $ 1,448,077    $ 1,224,539
                                                      ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)



                                                           Thirteen Weeks Ended
                                                        ---------------------------

                                                             May 1,      May 2,
                                                             1999         1998
                                                          ---------    ---------

Operating activities
    Net income                                            $  46,406    $  41,027

    Impact of other operating activities on cash flows:
         Depreciation and amortization                       27,159       24,345
         Change in assets and liabilities
             Inventories                                    (44,858)     (22,183)
             Accounts payable and accrued expenses          (30,867)     (76,514)
             Income taxes                                   (89,109)     (54,926)
             Other assets and liabilities                    (5,589)      25,445
                                                          ---------    ---------

Net cash used for operating activities                      (96,858)     (62,806)
                                                          ---------    ---------

Investing activities
    Capital expenditures                                    (33,222)     (20,448)
                                                          ---------    ---------

Financing activities
    Dividends paid                                          (33,577)     (35,374)
    Repurchase of common stock                             (365,212)          --
    Change in intercompany receivable/payable               153,317     (168,364)
    Stock options and other                                   3,250        1,122
                                                          ---------    ---------

Net cash used for financing activities                     (242,222)    (202,616)
                                                          ---------    ---------

Net decrease in cash and equivalents                       (372,302)    (285,870)
    Cash and equivalents, beginning of year                 387,774      308,720
                                                          ---------    ---------

Cash and equivalents, end of period                       $  15,472    $  22,850
                                                          =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         Intimate Brands, Inc. (the Company) includes specialty retail and catalogue operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited, Inc. owns 84.3% of the outstanding common stock of the Company.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2.       Earnings Per Share

         Weighted average common shares outstanding (thousands):


                                                                     Thirteen Weeks Ended
                                                                  -------------------------
                                                                  May 1, 1999   May 2, 1998
                                                                  -----------   -----------

           Common shares issued                                       253,084       252,700
           Treasury shares                                            (12,509)         (185)
                                                                  -----------   -----------

           Basic shares                                               240,575       252,515
           Dilutive effect of stock options and restricted shares       3,952         2,061
                                                                  -----------   -----------

           Diluted shares                                             244,527       254,576
                                                                  ===========   ===========



         There were no options outstanding at quarter-end 1999 and 1998 excluded from the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.       Property and Equipment, net

         Property and equipment, net, consisted of (thousands):


                                             May 1,     January 30,     May 2,
                                              1999         1999         1998
                                           ---------    ---------    ---------
         Property and equipment, at cost   $ 846,403    $ 821,061    $ 758,957

         Accumulated depreciation and
          amortization                      (441,513)    (422,592)    (370,898)
                                           ---------    ---------    ---------

         Property and equipment, net       $ 404,890    $ 398,469    $ 388,059
                                           =========    =========    =========


5.       Income Taxes

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $120.0 million and $80.7 million.

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

         Unsecured long-term debt consisted of (thousands):

                                                  May 1,  January 30,   May 2,
                                                  1999       1999       1998
                                                --------   --------   --------

       7 1/2% Debentures due March 2023         $100,000   $100,000   $100,000
       9 1/8% Notes due February 2001            150,000    150,000    150,000
       8 7/8% Notes due August 1999              100,000    100,000    100,000
                                                --------   --------   --------
                                                 350,000    350,000    350,000
       Less current portion of long-term debt    100,000    100,000         --
                                                --------   --------   --------
                                                $250,000   $250,000   $350,000
                                                ========   ========   ========


         Interest paid during the thirteen weeks ended May 1, 1999 and May 2, 1998, including interest on the intercompany cash management account (see Note 7), approximated $16.4 million and $15.1 million.

7.       Intercompany Relationship with the Parent

         The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other services-related costs not specifically attributable to an operating business have been allocated to the Company based upon various allocation methods. The Company and The Limited have entered into intercompany agreements which establish the provision of services in accordance with the terms described above.

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

8.       Segment Information

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies operating segments based on a businesses' operating characteristics and whether management reports directly to the Chairman. Reportable segments were determined based on the similar economic characteristics of the retail businesses and the similar methods used to distribute products and combine the store-based operations of Victoria's Secret Stores and Bath & Body Works. The Catalogue segment consists of the Victoria's Secret Catalogue operations. Sales outside the United States were immaterial. Segment information for the thirteen weeks ended May 1, 1999 and May 2, 1998 follows (in thousands):


                                                                  Reconciling
        1999                Retail     Catalogue     Other (a)       Items           Total
-----------------------   ----------   ----------    ---------     ----------     -----------
Net sales                 $  680,871   $  194,007    $   2,943            --      $   877,821

Intersegment sales                --           --    $  77,574     ($ 77,574) (b)          --

Operating income (loss)   $   86,191   $   16,401   ($  18,398)           --      $    84,194

Total assets              $  832,470   $  204,900    $  96,136            --      $ 1,133,506


                                                                  Reconciling
    1998                     Retail     Catalogue     Other (a)      Items           Total
-----------------------   ----------   ----------    ---------     ----------     -----------
Net sales                 $  566,888   $  199,013    $   4,967            --      $   770,868

Intersegment sales                --           --    $  63,207     ($ 63,207) (b)          --

Operating income (loss)   $   68,581   $   18,944   ($  16,107)           --      $    71,418

Total assets              $  744,578   $  203,063    $ 276,898            --      $ 1,224,539



(a) Included in the "other" category are Gryphon and Corporate, neither of which are significant operating segments. Total assets included an intercompany receivable of $180,821 in 1998. The Company maintained an intercompany payable of $159,177 as of May 1, 1999 (see Note 7).

(b)   Represents intersegment sales elimination


         In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 10% in the first quarter of 1999 and 11% in the first quarter of 1998 and totaled $616.8 million in 1999 and $560.8 million in 1998.

9.       Special and Nonrecurring Charge

         In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business, effective January 31, 1998. The amount included noncash charges of $30 million, comprised principally of write-offs and liquidations of store assets, which were recognized in 1997. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $1.3 million in 1999, leaving a $9.5 million liability at May 1, 1999.

         The $9.5 million liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continued rent payments through lease expiration.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
The Board of Directors of
Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") at May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
May 12, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales for the first quarter of 1999 were $877.8 million, an increase of 14% from $770.9 million for the first quarter of 1998. Gross income increased 23% to $333.4 million from $271.9 million in 1998 and operating income increased 18% to $84.2 from $71.4 million in 1998. Earnings per diluted share grew 19% to $.19 per share, compared to $.16 per share in 1998.

Business highlights include the following:

Victoria's Secret Stores' sales increased 17% to $422.8 million in 1999 which reflected a comparable store sales increase of 13%, while operating profits grew 26%. Sales were driven by three new product launches including `Body by Victoria,' the most successful launch in brand history. These product launches were supported by national television advertising.

Bath & Body Works' sales increased 26% to $258.1 million in 1999 with comparable stores sales increases of 13%. Operating profits grew 24%. Overall, the brand experienced solid customer response to its new product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

During the quarter, the Company repurchased $365.2 million of common stock in connection with the previously announced $500 million share repurchase. These shares were repurchased on a proportionate basis from both the open market and The Limited. This stock repurchase was completed in May 1999.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 1, 1999 to the comparable 1998 period:


                                                       Change
                                                     From Prior
                              1999       1998           Year
                              ----       ----        ----------
NET SALES (MILLIONS):
Victoria's Secret Stores      $423       $362            17%
Bath & Body Works              258        205            26%
                              ----       ----          ----
   Total retail sales          681        567            20%

Victoria's Secret Catalogue    194        199            (3%)
Other                            3          5           N/M
                              ----       ----          ----

    Total net sales           $878       $771            14%
                              ====       ====          ====



                                                                                        % Change
                                                                                       From Prior
COMPARABLE STORE SALES:                                        1999       1998            Year
                                                             -------     -------     ---------------
Victoria's Secret Stores                                          13%          6%
Bath & Body Works                                                 13%         (1%)
                                                             -------     -------
    Total comparable store sales increase                         13%          4%
                                                             =======     =======

STORE DATA:
Retail sales increase attributable to new and
remodeled stores                                                   7%          9%

Retail sales per average selling square foot                 $   116     $   105          10%

Retail sales per average store (thousands)                   $   355     $   327           9%

Average store size at end of quarter (selling square feet)     3,047       3,101          (2%)

Retail selling square feet at end of quarter (thousands)       5,941       5,448           9%

NUMBER OF STORES:
Beginning of year                                              1,890       1,710
    Opened                                                        61          51
    Closed                                                        (1)         (4)
                                                             -------     -------
End of period                                                  1,950       1,757          11%
                                                             =======     =======

--------------------------------------------------------------------------------



                                  Number of Stores         Selling Sq. Ft. (thousands)
                           ----------------------------   ----------------------------
                            May 1,  May 2,  Change From   May 1,   May 2,  Change From
                            1999    1998    Prior Year    1999     1998     Prior Year
                           -----   -----    ----------    -----    -----   ----------
Victoria's Secret Stores     849     797            52    3,764    3,580      184
Bath & Body Works          1,101     960           141    2,177    1,868      309
                           -----   -----    ----------    -----    -----   ----------

Total stores and selling
 square feet               1,950   1,757           193    5,941    5,448      493
                           =====   =====    ==========    =====    =====   ==========


Net Sales
---------

Net sales for the first quarter of 1999 increased by 14% to $877.8 million from $770.9 million in 1998. The net sales increase was primarily due to a 13% increase in comparable store sales. The balance of the increase was due to the net addition of 193 new stores, partially offset by a decrease in catalogue and other sales.

In the first quarter of 1999, retail sales increased 20% to $680.9 million, led by Bath & Body Works' sales increase of 26%. Bath & Body Works' sales increase was primarily attributable to the net addition of 141 new stores and 309,000 selling square feet, as well as a 13% increase in comparable store sales. Victoria's Secret Stores' sales increased 17% to $422.8 million. The sales increase was primarily due to a 13% increase in comparable store sales, with the remaining increase coming from the addition of 52 new stores and 184,000 selling square feet.

Victoria's Secret Catalogue net sales for the first quarter of 1999 decreased 3% to $194.0 million from $199.0 million a year ago. The sales decrease was primarily driven by a decline in sales of Fall clearance merchandise resulting from fewer clearance catalogues mailed in the first quarter of 1999 versus the same period in 1998. While gross demand increased 3% and Spring media sales per page and response rates increased 13% and 30%, net sales of Spring merchandise were negatively impacted by an increase in backorders.

Gross Income
------------

The first quarter of 1999 gross income rate, expressed as a percentage of net sales, increased to 38.0% from 35.3% for the same period in 1998. The majority of the rate increase was due to an increase in the merchandise margin rate (which represents gross income before deduction of buying and occupancy costs). The remaining increase was driven by a decrease in buying and occupancy costs. The increase in the merchandise margin rate was primarily attributable to higher retail markups and reduced markdowns, particularly at Victoria's Secret Stores. Both the merchandise margin rate and the buying and occupancy rate were favorably impacted by Bath & Body Works which increased to 29% of total Company net sales in 1999 from 27% in 1998. Bath & Body Works has historically recorded higher merchandise margins due to higher retail markups and lower buying and occupancy costs due to smaller store sizes and higher sales productivity.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 28.4% in the first quarter of 1999 from 26.0% for the same period in 1998. The rate increase was primarily due to an increase in national advertising investment for the Victoria's Secret brand. In addition, the increase was driven by a shift in the mix of net sales to Bath & Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores.

Operating Income
----------------

The operating income rate, expressed as a percentage of net sales, increased slightly to 9.6% in the first quarter of 1999 from 9.3% in 1998. Operating income increased 18% to $84.2 in 1999. The improvement in operating income was driven by increases in gross income which more than offset increased general, administrative and store operating costs.

Interest Expense and Other Income
---------------------------------

The Company incurred $8.9 million in interest expense in the first quarter of 1999 compared to $7.6 million for the same period in 1998. Interest expense primarily resulted from the $350 million of debt. The increase in interest expense is primarily due to an increase in the Company's intercompany payable as a result of the share repurchase.

The Company earned $2.0 million in other income compared to $4.4 million for the same period in 1998. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7 to the Consolidated Financial Statements). The decrease in other income is primarily due to decreased cash, which was used to fund the share repurchase.

Special and Nonrecurring Charge
-------------------------------

In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business, effective January 31, 1998. The amount included noncash charges of $30 million, comprised principally of write-offs and liquidations of store assets, which were recognized in 1997. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $1.3 million in 1999, leaving a $9.5 million liability at May 1, 1999.

The $9.5 million liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continued rent payments through lease expiration.

FINANCIAL CONDITION

The Company's consolidated balance sheet as of May 1, 1999 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                           May 1,   January 30,   May 2,
                           1999        1999       1998
                         --------   --------   --------
Working capital          $ 89,017   $440,073   $476,149
                         ========   ========   ========

Capitalization:
  Long-term debt         $250,000   $250,000   $350,000
  Shareholders' equity    295,510    644,643    567,570
                         --------   --------   --------

Total capitalization     $545,510   $894,643   $917,570
                         ========   ========   ========


Net cash used in operating activities totaled $96.8 million for the thirteen weeks ended May 1, 1999 versus $62.8 million for the same period in 1998. The decrease in cash provided by operations was primarily driven by two factors: 1) an increase in inventories; and 2) an increase in the amount of income tax payments.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities included the quarterly cash dividend payment of $0.14 per share. In addition, financing activities included the repurchase of approximately 9.0 million shares of the Company's common stock for $365.2 million. The Company has previously announced authorization by its Board of Directors to repurchase up to $500 million of its common stock on a proportionate basis from both the open market and The Limited. As of May 1, 1999, the Company had repurchased a total of 11.6 million shares for $460.8 million under this program which was completed in May 1999. The cash dividend payment and stock repurchase were partially offset by a $153.3 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $33.2 million for the thirteen weeks ended May 1, 1999, compared to $20.4 million for the comparable period of 1998. The Company anticipates spending $150-$170 million in 1999 for capital expenditures, of which $110-$120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 850,000 selling square feet in 1999, which will represent a 15% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 260 net new stores and the expansion of approximately 45 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


Information Systems and "Year 2000" Compliance
----------------------------------------------

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology ("IT") functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

In order to address the Year 2000 issue, the Company is participating with its parent, The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages: (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and (v) implementation. There are several areas of focus: (1) renovation of legacy systems throughout the Company; (2) upgrade existing software packages at two operating businesses; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

The status of each area of focus is as follows:

(1) All five stages of Year 2000 implementation for renovation of legacy systems are complete for significant IT systems at the Company's businesses.

(2) The upgrade of existing software packages at two of the Company's businesses has been completed.

(3) A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors, suppliers and service providers and is making inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and expects to complete this process in mid-1999. In addition, the Company has completed on-site assessments of certain of its key vendors to further assess such vendors' progress and risks. Also, the Company, along with other major retail organizations, is participating in a national industry Year 2000 survey of over 80,000 suppliers and vendors.

(4) The Company also utilizes various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is in process and all stages of its efforts are expected to be complete in the second quarter of 1999.

The Company believes that the reasonably likely worst-case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is developing contingency plans, such as alternative sourcing, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Company expects to finalize these contingency plans in the second half of 1999.

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

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications were $18 million. These expenditures were completed in 1998. In addition, the Company has incurred internal payroll costs (not separately identified) relating to the Company's Year 2000 initiatives. Any additional expenditures are not expected to be material. Total incremental expenses, primarily depreciation and amortization of new package systems, are not expected to have a material impact on the Company's financial condition during 1999 and 2000.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

Impact of Inflation
-------------------

The Company's results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on the results of operations and financial condition have been minor.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit, where the matter remains pending.

         On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion seeking dismissal of this complaint was filed.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 18, 1998. The matters voted upon and the results of the voting were as follows:

         Roger D. Blackwell, Grace A. Nichols and Donald B. Shackelford were elected to the Board of Directors for a term of three years. Of the 32,481,844 Class A shares and 200,409,163 Class B shares (representing 601,227,489 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:


                                                   Votes       Votes as to Which
                                                    For         Voting Authority
                       Name                      Election           Withheld
                 ---------------------          -----------    -----------------
                 Roger D. Blackwell             633,444,535          264,798

                 Grace A. Nichols               633,395,940          313,393

                 Donald B. Shackelford          633,441,440          267,893

         In addition, directors whose term of office continued after the Annual Meeting were: Cynthia A. Fields, Kenneth B. Gilman, E. Gordon Gee, William E. Kirwan, Beth M. Pritchard, Alex Shumate and Leslie H. Wexner.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

           10.6. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Stores, Inc., dated January 31, 1999.

           10.7. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Catalogue, Inc., dated January 31, 1999.

           10.9. Building Lease Agreement by Distribution Land Corp. and Bath & Body Works, Inc., dated January 31, 1999.

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

                                         INTIMATE BRANDS, INC.
                                             (Registrant)



                                         By /S/  Philip E. Mallott
                                            ------------------------
                                            Philip E. Mallott,
                                            Chief Financial Officer*


Date: June 11, 1999

-------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.