Form 10-Q
period 1999-07-31
INTIMATE BRANDS INC
filed 1999-09-13
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to---------------



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
                                               Yes   X       No
                                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class A Common Stock              Outstanding at August 27, 1999
             --------------------              ------------------------------
                $.01 Par Value                        39,226,063 Shares

             Class B Common Stock              Outstanding at August 27, 1999
             --------------------              ------------------------------
                $.01 Par Value                        209,799,538 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                   Page No.
                                                                   --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998...........         3

         Consolidated Balance Sheets
                  July 31, 1999, January 30, 1999 and
                    August 1, 1998...........................         4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998...........         5

         Notes to Consolidated Financial Statements..........         6

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial
                Condition ...................................        12


Part II. Other Information

     Item 1.  Legal Proceedings .............................       20

     Item 5.  Other Information .............................       21

     Item 6.  Exhibits and Reports on Form 8-K...............       21

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                  Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                            ------------------------------   ------------------------------

                                                                July 31,        August 1,     July 31,        August 1,
                                                                  1999            1998          1999             1998
                                                            -------------    -------------   -------------    -------------
 Net sales                                                  $ 1,017,109    $   874,708       $ 1,894,930      $ 1,645,576

      Costs of goods sold and buying and occupancy costs
                                                                617,164        538,564         1,161,558        1,037,560
                                                            -----------    -----------       -----------      -----------

 Gross income                                                   399,945        336,144           733,372          608,016

      General, administrative and store operating
          expenses                                              249,107        211,227           498,340          411,681
                                                            -----------    -----------        -----------      -----------

 Operating income                                               150,838        124,917           235,032          196,335

      Interest expense                                           (7,894)        (7,563)          (16,758)         (15,126)

      Other income                                                   59          5,408             2,035            9,780
                                                            -----------    -----------        -----------      -----------


 Income before income taxes                                     143,003        122,762           220,309          190,989

      Provision for income taxes                                 57,200         49,200            88,100           76,400
                                                            -----------    -----------       -----------      -----------

 Net income                                                 $    85,803    $    73,562       $  132,209       $   114,589
                                                            ===========    ===========       ===========      ===========
 Net income per share:

      Basic                                                 $      0.34    $      0.28       $      0.53      $      0.44
                                                            ===========    ===========       ===========      ===========

      Diluted                                               $      0.34    $      0.28       $      0.52      $      0.43
                                                            ===========    ===========       ===========      ===========

 Dividends per share                                        $      0.13    $      0.13       $      0.27      $      0.27
                                                            ===========    ===========       ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                                      July 31,            January 30,             August 1,
                                                                        1999                 1999                   1998
                                                                   ---------------      --------------        ---------------
                                                                    (Unaudited)                                 (Unaudited)
                                     ASSETS
                                     ------
Current assets:
    Cash and equivalents                                            $    11,787          $   387,774          $    21,796
    Accounts receivable                                                  18,414               15,627               16,465
    Inventories                                                         561,206              479,896              432,228
    Intercompany receivables                                                 --                   --              192,350
    Other                                                                90,180               93,944               84,195
                                                                    -----------          -----------          -----------

Total current assets                                                    681,587              977,241              747,034

Property and equipment, net                                             413,819              398,469              396,168

Other assets                                                             70,677               72,367               74,687
                                                                    -----------          -----------          -----------

Total assets                                                        $ 1,166,083          $ 1,448,077          $ 1,217,889
                                                                    ===========          ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable                                                $    81,051          $    93,764          $    81,593
    Current portion of long-term debt                                   100,000              100,000                   --
    Accrued expenses                                                    189,580              198,321              176,666
    Intercompany payable                                                176,366                5,860                   --
    Income taxes                                                         43,437              139,223               20,067
                                                                    -----------          -----------          -----------

Total current liabilities                                               590,434              537,168              278,326


Long-term debt                                                          250,000              250,000              350,000

Deferred income taxes                                                     2,785                2,251                8,599

Other long-term liabilities                                              15,538               14,015               12,738

Shareholders' equity:
    Common stock                                                          2,646                2,527                2,527
    Paid-in capital                                                   1,214,958              672,391              673,854
    Retained earnings (deficit)                                        (334,085)             145,396              (70,589)
                                                                    -----------          -----------          -----------

                                                                        883,519              820,314              605,792

    Less: treasury stock, at average cost                              (576,193)            (175,671)             (37,566)
                                                                    -----------          -----------          -----------

Total shareholders' equity                                              307,326              644,643              568,226
                                                                    -----------          -----------          -----------

Total liabilities and shareholders' equity                          $ 1,166,083          $ 1,448,077          $ 1,217,889
                                                                    ===========          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                                      Twenty-six Weeks Ended
                                                                             ------------------------------------

                                                                                 July 31,              August 1,
                                                                                   1999                 1998
                                                                             ------------            -----------
Operating activities:
    Net income                                                               $  132,209              $ 114,589

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                           48,980                 49,448
         Changes in assets and liabilities:
             Accounts receivable                                                 (2,787)                18,174
             Inventories                                                        (81,310)               (14,525)
             Accounts payable and accrued expenses                              (21,454)               (60,619)
             Income taxes                                                       (95,252)               (78,460)
             Other assets and liabilities                                         9,010                 37,569
                                                                             ------------            -----------

Net cash provided from (used for) operating activities                          (10,604)                66,176
                                                                             ------------            -----------

Investing activities:
    Capital expenditures                                                        (66,363)               (55,009)
                                                                             ------------            -----------

Financing activities:

    Dividends paid                                                              (66,724)               (70,713)
    Decrease (increase) in intercompany receivable/payable                      170,506               (179,893)
    Repurchase of common stock                                                 (404,410)               (48,659)
    Stock options and other                                                       1,608                  1,174
                                                                             ------------            -----------

Net cash used for financing activities                                         (299,020)              (298,091)
                                                                             ------------            -----------

Net decrease in cash and equivalents                                           (375,987)              (286,924)
    Cash and equivalents, beginning of year                                     387,774                308,720
                                                                             ------------            -----------

Cash and equivalents, end of period                                           $  11,787              $  21,796
                                                                             ============            ===========

In 1999, noncash financing activities include the addition of $0.1 million common stock and $544.9 million paid-in capital as a result of the 5% stock dividend which resulted in the issuance of 11.8 million shares of common stock (see Note 2).


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

     The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 9) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.   Shareholders' Equity and Earnings per Share

     On June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders of record as of July 2, 1999 which resulted in the issuance of 11.8 million shares of common stock. Accordingly, common stock, additional paid-in capital and retained earnings have been adjusted based on the fair market value of the additional shares issued.

     Weighted average shares outstanding, earnings per share and dividends per share for all periods presented have been restated to reflect the five percent stock dividend.

     Weighted average common shares outstanding (thousands):


                                                              Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                        --------------------------------    --------------------------------
                                                          July 31,          August 1,         July 31,          August 1,
                                                            1999              1998              1999              1998
                                                        --------------    --------------    --------------    --------------
     Common shares issued                                265,828            265,335            265,783            265,335
     Treasury shares                                     (17,050)              (672)           (15,092)              (434)
                                                        --------           --------           --------           --------
     Basic shares                                        248,778            264,663            250,691            264,901
     Dilutive effect of stock options and
         restricted shares                                 4,518              2,088              4,334              2,127
                                                        --------           --------           --------           --------
     Diluted shares                                      253,296            266,751            255,025            267,028
                                                        ========           ========           ========           ========

     The computation of earnings per diluted share excludes options to purchase
     0.6 million shares of common stock at quarter-end for 1998, because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.   Property and Equipment, Net

     Property and equipment, net, consisted of (thousands):

                                                        July 31,         January 30, 1999        August 1,
                                                          1999                                      1998
                                                    -----------------    -----------------     -------------
     Property and equipment, at cost                  $ 869,086             $ 821,061            $ 782,677
     Accumulated depreciation and amortization         (455,267)             (422,592)            (386,509)
                                                      ---------             ---------            ---------

     Property and equipment, net                      $ 413,819             $ 398,469            $ 396,168
                                                      =========             =========            =========

5.   Income Taxes

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the twenty-six weeks ended July 31, 1999 and August 1, 1998 approximated $183 million and $155 million.

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

     Unsecured long-term debt consisted of (thousands):

                                             July 31,   January 30,   August 1,
                                               1999        1999         1998
                                             --------   ----------    ---------
7 1/2% Debentures due March 2023             $100,000   $100,000      $100,000
9 1/8% notes due February 2001                150,000    150,000       150,000
8 7/8% notes due August 1999                  100,000    100,000       100,000
                                             --------   --------      --------

                                              350,000    350,000       350,000
Less: current portion of long-term debt       100,000    100,000            --
                                             --------   --------      --------

                                             $250,000   $250,000      $350,000
                                             ========   ========      ========

     Interest paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998, including interest on the intercompany cash management account (see
     Note 7), approximated $16.8 million and $15.2 million.

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

     The Company's proprietary credit card processing is performed by Alliance Data Systems, which is approximately 31%-owned by The Limited.

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

8.   Segment Information

     The Company identifies operating segments based on a business's operating characteristics and whether management reports directly to the Chairman. Reportable segments were determined based on the similar economic characteristics of the retail businesses and the similar methods used to distribute products and combine the store-based operations of Victoria's Secret Stores and Bath & Body Works. The Catalogue segment consists of the Victoria's Secret Catalogue operations. Sales outside the United States were immaterial.

     Segment information for the thirteen weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                                                                   Reconciling
          1999                     Retail          Catalogue       Other (a)           Items                Total
--------------------------      -------------    -------------    ------------    ------------------    ------------
Net sales                       $  787,731       $  224,726       $    4,652                     --      $1,017,109

Intersegment sales                      --               --           95,943             ($  95,943) (b)         --

Operating income (loss)            141,978           24,256          (15,396)                    --         150,838

Total assets                       869,894          187,615          108,574                     --       1,166,083



                                                                                     Reconciling
          1998                     Retail          Catalogue       Other (a)            Items              Total
--------------------------      -------------    -------------    ------------    ------------------    ------------
Net sales                       $  666,834         $201,975           $5,899                    --          $874,708

Intersegment sales                      --               --           74,745            ($  74,745) (b)           --

Operating income (loss)            123,073           22,260         (20,416)                    --           124,917

Total assets                       747,004          178,221          292,664                    --         1,217,889

(a) Included in the "Other" category are Gryphon and Corporate, neither of which are significant operating segments. The Company maintained an intercompany payable of $176,366 as of July 31, 1999 (see Note 7). Total assets included an intercompany receivable of $192,350 as of August 1, 1998.

(b)  Represents intersegment sales elimination.

     Segment information for the twenty-six weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                                                                   Reconciling
          1999                     Retail          Catalogue       Other (a)           Items                Total
--------------------------      -------------    -------------    ------------    ------------------    ------------
Net sales                       $1,468,602         $418,733          $7,595                    --        $1,894,930

Intersegment sales                      --               --         173,517            ($173,517) (b)            --

Operating income (loss)            228,169           40,657        (33,794)                    --           235,032



                                                                                   Reconciling
          1998                     Retail          Catalogue       Other (a)           Items                Total
--------------------------      -------------    -------------    ------------    ------------------    ------------
Net sales                       $1,233,722         $400,988       $ 10,866                     --        $1,645,576

Intersegment sales                      --               --        137,952             ($137,952) (b)            --

Operating income (loss)            191,654           41,204        (36,523)                    --           196,335

(a)-(b)   See description under table on previous page.


          In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 15% for the thirteen weeks ended July 31, 1999 to $709.7 million in 1999 and 13% for the twenty-six weeks ended July 31, 1999 to $1.327 billion in 1999.

9.        Special and Nonrecurring Charge

          In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $3.2 million in 1999, leaving a $7.6 million liability at July 31, 1999. The liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continuing rent payments through lease expiration.

          No accruals related to these charges were reversed or recorded in operating income during the first half of 1999 or fiscal year 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
The Board of Directors of
Intimate Brands, Inc.

We have reviewed the condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") at July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
August 11, 1999

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 were $1.017 billion, an increase of 16%, from $874.7 million for the second quarter of 1998. This increase was driven by a 12% increase in comparable store sales and a 9% increase in selling square feet. Gross income increased 19% to $399.9 million from $336.1 million in 1998 and operating income increased 21% to $150.8 million from $124.9 million in 1998. Net income was $85.8 million, an increase of 17%, from $73.5 million in 1998. Earnings per diluted share grew 21% to $0.34 per share, compared to $0.28 per share in 1998 (adjusted for a 5% stock dividend declared June 22, 1999).

Second quarter highlights included the following:

- Victoria's Secret's second quarter performance was driven by a successful June semi-annual sale, the `never-out-of-stock' on basics inventory program and three new product launches backed by national television advertising. Victoria's Secret Stores recorded comparable stores sales of 13% for the quarter and Victoria's Secret Catalogue sales grew 11%.

- Bath & Body Works delivered a sales increase of 19% and second quarter comparable store sales of 9%. The brand realized consistent performance in all product categories with new introductions in fragrance, body care products, `Art Stuff' and home fragrance.

- On June 22, 1999, the Company declared a five percent stock dividend to shareholders of record on July 2, 1999. The stock dividend resulted in the issuance of 11.8 million additional shares. All share and per share information throughout this report have been retroactively adjusted to reflect this dividend.

Net sales for the twenty-six weeks ended July 31, 1999 were $1.895 billion, an increase of 15%, from $1.646 billion in 1998, driven by comparable store sales of 12%. Gross income increased 21% to $733.4 million from $608.0 million in 1998 and operating income increased 20% to $235.0 million from $196.3 million in 1998. Earnings per diluted share grew 21% to $0.52 per share, compared to $0.43 per share in 1998.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:

                                                        Second Quarter                          Year - to - Date
                                              ------------------------------------     ------------------------------------

                                                1999         1998        Change          1999         1998        Change
                                              ---------     -------     ----------     ---------    ---------    ----------
NET SALES (MILLIONS):
Victoria's Secret Stores                       $  485       $  413           18%       $  908       $  775          17%
Bath & Body Works                                 303          254           19%          561          459          22%
                                               ------       ------       -------       ------       ------      -------
   Total retail sales                             788          667           18%        1,469        1,234          19%

Victoria's Secret Catalogue                       225          202           11%          419          401           4%
Other                                               4            6          N/M             7           11         N/M
                                               ------       ------       -------       ------       ------      -------
   Total net sales                             $1,017       $  875           16%       $1,895       $1,646          15%
                                               ======       ======       =======       ======       ======      =======

COMPARABLE STORE SALES:

Victoria's Secret Stores                           13%           2%                       13%           4%
Bath & Body Works                                   9%           3%                       11%           1%
                                               -------      -------                    ------       ------

   Total comparable store sales increase           12%           2%                       12%           3%
                                               =======      =======                    ======       ======

STORE DATA:

Retail sales increase
   attributable to net new and
   remodeled stores                                 7%           9%                        8%            9%

Retail sales per average
   selling square foot                         $  131       $  121            8%       $  248       $  227           9%

Retail sales per average
   store (thousands)                           $  401       $  375            7%       $  759       $  703           8%

Average store size at end of
   quarter (selling square feet)                3,047        3,084           (1%)

Retail selling square feet at end of
    quarter (thousands)                         6,048        5,549            9%

N/M Not meaningful


                             Second Quarter                 Year - to - Date
                           -------------------     ----------------------------

                             1999       1998             1999            1998
                           --------   --------     -------------    -----------
NUMBER OF STORES:

Beginning of period         1,950      1,757            1,890           1,710
   Opened                      43         51              104             102
   Closed                      (8)        (9)              (9)            (13)
                           -------     ------           ------          ------

End of period               1,985      1,799            1,985           1,799
                           =======     ======           ======          ======


                                                    Number of Stores                            Selling Sq. Ft. (thousands)
                                        -----------------------------------------   --------------------------------------------
                                                                        Change                                         Change
                                          July 31,       August 1,     From Prior        July 31,       August 1,     From Prior
                                            1999           1998           Year             1999           1998           Year
                                        ----------       ---------     ----------   ------------        ---------     ----------
Victoria's Secret Stores                     859            799             60            3,810          3,595            215
Bath & Body Works                          1,126          1,000            126            2,238          1,954            284
                                        ----------       ---------     ----------   ------------        ---------     ----------
Total stores and selling
  square feet                              1,985          1,799            186            6,048          5,549            499
                                     ============   ============   ============     ============   ============   ============


Net Sales
---------

Net sales for the second quarter of 1999 increased 16% to $1.017 billion from $874.7 million in 1998. The net sales increase was primarily due to a 12% increase in comparable store sales. The balance of the increase was due to the net addition of 186 new stores and an increase in catalogue sales.

In the second quarter of 1999, retail sales increased 18% to $787.7 million from $666.8 million in 1998. Bath & Body Works' sales increase was primarily attributable to the net addition of 126 new stores. Victoria's Secret Stores' sales increased 18% to $485.0 million. The sales increase was primarily due to a 13% increase in comparable store sales, with the remaining increase coming from the addition of 60 new stores.

Victoria's Secret Catalogue net sales for the second quarter of 1999 increased 11% to $224.7 million from $202.0 million a year ago. This sales increase was due to an increase in catalogue circulation and an improved response rate.

Year-to-date net sales increased 15% to $1.895 billion from $1.646 billion in 1998. The net sales increase was primarily due to a 12% increase in comparable store sales. The balance of the increase was due to the net addition of 186 new stores and a 4% increase in catalogue sales.

Gross Income
------------

The second quarter of 1999 gross income rate, expressed as a percentage of sales, increased to 39.3% from 38.4% for the same period in 1998. The rate increase was primarily due to a decrease in the buying and occupancy rate, with positive leverage resulting from a 13% comparable store sales increase at Victoria's Secret Stores. The remaining increase was driven by an increase in the merchandise margin rate, which resulted from higher retail markups and lower markdowns, particularly at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased to 38.7% from 36.9% in 1998. The rate increase was primarily due to a decrease in the buying and occupancy rate. The remaining increase was driven by an increase in the merchandise margin rate. The increase in the merchandise margin rate was primarily attributable to higher retail markups and reduced markdowns, particularly at Victoria's Secret Stores. Both the buying and occupancy rate and the merchandise margin rate were favorably impacted by Bath & Body Works, which increased to 30% of total Company net sales in 1999 from 28% in 1998. Bath & Body Works has historically recorded higher merchandise margins due to higher retail markups and lower buying and occupancy costs due to smaller store sizes and higher sales productivity.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 24.5% in the second quarter of 1999 from 24.1% for the same period in 1998. The rate increase was primarily due to relocation costs and higher operating expenses associated with moving Victoria's Secret's beauty business to New York City, as well as an increase in base infrastructure costs for the beauty business. These factors were partially offset by improved leverage from a 13% comparable store sales increase at Victoria's Secret Stores.

The year-to-date, general, administrative and store operating expense rate increased to 26.3% from 25.0% in 1998. In addition to the reasons discussed above, the rate increase was driven by an increase in national advertising investment for the Victoria's Secret brand, and a shift in the mix of net sales to Bath & Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores.

Operating Income
----------------

Second quarter and year-to-date operating income, expressed as a percentage of net sales, was 14.8% and 12.4% in 1999 compared to 14.3% and 11.9% in 1998, respectively. The increase in gross income rate more than offset the increase in the general, administrative and store operating expense rate for both the second quarter and year-to-date.

Interest Expense and Other Income
---------------------------------

Second quarter and year-to-date interest expense was $7.9 million and $16.8 million in 1999 compared to $7.6 million and $15.1 million in 1998, respectively. The interest expense is primarily for the Company's $350 million long-term debt. The year-to-date increase in interest expense was primarily due to an increase in the Company's intercompany payable as a result of the share repurchase.

Other income decreased $5.3 million and $7.7 million in the second quarter and year-to-date periods in 1999 from the comparable periods in 1998. The decrease was primarily due to lower average invested cash balances as a result of the share repurchase.

Special and Nonrecurring Charge
-------------------------------

In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $3.2 million in 1999, leaving a $7.6 million liability at July 31, 1999. The liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continuing rent payments through lease expiration.

No accruals related to these charges were reversed or recorded in operating income during the first half of 1999 or fiscal year 1998.

FINANCIAL CONDITION

The Company's consolidated balance sheet as of July 31, 1999 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                              July 31,         January 30,       August 1,
                                1999             1999              1998
                              --------         -----------       ---------
Working capital               $ 91,153          $440,073          $468,708
                              ========          ========          ========
Capitalization:
  Long-term debt              $250,000          $250,000          $350,000
  Shareholders' equity         307,326           644,643           568,226
                              --------         -----------       ---------

Total capitalization          $557,326          $894,643          $918,226
                              ========          ========          ========


Net cash used for operating activities totaled $10.6 million for the twenty-six weeks ended July 31, 1999 versus net cash provided from operating activities of $66.2 million for the same period in 1998. The change in net cash provided from operating activities was primarily driven by an increase in inventories, especially at Victoria's Secret Stores with the `never out of stock' on basics inventory program.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included two quarterly cash dividend payments of $0.13 per share. In addition, financing activities included the repurchase of approximately 9.7 million shares of the Company's common stock, of which 8.2 million shares were repurchased from The Limited, for $404.4 million. The stock repurchase program was completed in May 1999. The cash dividend payment and stock repurchase were partially offset by a $170.5 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $66.3 million for the twenty six weeks ended July 31, 1999, compared to $55.0 million for the comparable period of 1998. The Company anticipates spending $150-$170 million in 1999 for capital expenditures, of which $110-$120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 766,000 selling square feet in 1999, which will represent a 13% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 240 net new stores and the expansion of approximately 50 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


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

Readiness
---------

In order to address the Year 2000 issue, the Company is participating with its parent, The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

      - awareness, which includes identifying risks and conducting an education program regarding Year 2000 issues

      - assessment, which primarily includes establishing project resources, developing a Year 2000 renovation strategy, completing a company-wide inventory of information technology and determining the necessary training and testing facility requirements

      - renovation/development, which includes the analysis of existing information systems, the design of remediation activities and the coding of necessary remedies

      -   validation, which primarily includes system testing

      - implementation, which includes the placement of renovated systems "in production" and training end users

There are four areas of focus:

      - RENOVATION OF LEGACY SYSTEMS. The Company's operating businesses have completed all five stages of Year 2000 implementation for renovation of legacy systems.

    - INSTALLATION OF NEW SOFTWARE PACKAGES to replace selected legacy systems at one of the Company's four operating businesses. Replacement of significant legacy systems with new software packages is complete.

    - ASSESSMENT OF YEAR 2000 READINESS AT KEY VENDORS AND SUPPLIERS. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors, suppliers and service providers, and The Limited is making efforts to determine their Year 2000 status. As a result, The Limited obtained completed Year 2000 surveys from approximately 160 of our third-party vendors to determine an estimated compliance date. Of the 160 third-party vendors surveyed, approximately 90 have indicated that they are Year 2000 compliant. The majority of the remaining vendors have indicated they will be compliant prior to year-end. Based upon the results of the surveys, the Company selected 15 vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. The Limited will continue to monitor the status of the vendors' estimated compliance dates in order to identify potential delays.

    - EVALUATING FACILITIES AND DISTRIBUTION EQUIPMENT WITH EMBEDDED COMPUTER TECHNOLOGY. The Company uses various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, and security systems, fire protection systems and energy management systems. All our remediation efforts are complete.


Cost to Address the Year 2000 Issue
-----------------------------------

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications were $18 million. These expenditures were completed in 1998. In addition, significant internal payroll costs (not separately identified) were incurred relating to the Company's Year 2000 initiatives. During the period from Fall 1997 through Fall 1999, the Company has allocated approximately 16% of its information technology budget toward Year 2000 remediation efforts.

Any additional expenditures related to the Company's Year 2000 efforts are not expected to be material.


Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Limited is in the process of developing contingency plans, such as alternative sourcing and accelerated delivery of merchandise from foreign suppliers, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Limited expects to finalize these contingency plans in the second half of 1999.

At the present time, the Company and The Limited are not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite The Limited's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States, foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, certain of the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

          On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 1999, the Sixth Circuit heard arguments from both sides, and the matter remains pending.

          On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. Both motions remain pending. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion seeking dismissal of this complaint was filed. That motion also remains pending.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          --------

          15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

          27.  Financial Data Schedule.


    (b)   Reports on Form 8-K.
          --------------------
          i. On July 28, 1999 the Company filed a report on Form 8-K which contained a press release dated July 28, 1999.

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


Date:   September 13, 1999
--------------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.