Form 10-Q
period 1999-10-30
INTIMATE BRANDS INC
filed 1999-12-10
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999
                               ----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to____________



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

                                    Yes  X  No
                                       ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock                    Outstanding at November 29, 1999
       --------------------                    --------------------------------
          $.01 Par Value                               39,328,295 Shares

       Class B Common Stock                    Outstanding at November 29, 1999
       --------------------                    --------------------------------
          $.01 Par Value                               209,799,538 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                           Page No.
                                                                           --------

Part I. Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998 .....................  3

         Consolidated Balance Sheets
                  October 30, 1999, January 30, 1999 and October 31, 1998 ...  4

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998 .....................  5

         Notes to Consolidated Financial Statements .........................  6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ............. 12


Part II. Other Information

     Item 1.  Legal Proceedings ............................................. 20

     Item 5.  Other Information ............................................. 21

     Item 6.  Exhibits and Reports on Form 8-K .............................. 21


                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                            -----------------------------     ----------------------------

                                             October 30,      October 31,     October 30,      October 31,
                                                1999             1998            1999             1998
                                            -----------      -----------      -----------      -----------

Net sales                                   $   814,158      $   708,985      $ 2,709,088      $ 2,354,561

     Costs of goods sold and buying and
         occupancy costs                        491,125          434,042        1,652,683        1,471,602
                                            -----------      -----------      -----------      -----------

Gross income                                    323,033          274,943        1,056,405          882,959

     General, administrative and store
         operating expenses                     251,875          204,325          750,215          616,006
                                            -----------      -----------      -----------      -----------

Operating income                                 71,158           70,618          306,190          266,953

     Interest expense                            (7,915)          (7,361)         (24,673)         (22,487)

     Other income                                    --            2,870            2,035           12,650
                                            -----------      -----------      -----------      -----------


Income before income taxes                       63,243           66,127          283,552          257,116

     Provision for income taxes                  25,300           26,400          113,400          102,800
                                            -----------      -----------      -----------      -----------

Net income                                  $    37,943      $    39,727      $   170,152      $   154,316
                                            ===========      ===========      ===========      ===========

Net income per share:

     Basic                                  $      0.15      $      0.15      $      0.68      $      0.59
                                            ===========      ===========      ===========      ===========

     Diluted                                $      0.15      $      0.15      $      0.67      $      0.58
                                            ===========      ===========      ===========      ===========

Dividends per share                         $      0.14      $      0.13      $      0.41      $      0.40
                                            ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                       October 30,     January 30,      October 31,
                                                          1999            1999             1998
                                                      -----------      -----------      -----------
                                                      (Unaudited)                       (Unaudited)
                            ASSETS
                            ------

Current assets:
    Cash and equivalents                              $    21,038      $   387,774      $    25,587
    Accounts receivable                                    18,394           15,627           13,873
    Inventories                                           795,744          479,896          625,804
    Other                                                 101,190           93,944           93,105
                                                      -----------      -----------      -----------

Total current assets                                      936,366          977,241          758,369

Property and equipment, net                               423,569          398,469          403,331

Other assets                                               78,916           72,367           73,214
                                                      -----------      -----------      -----------

Total assets                                          $ 1,438,851      $ 1,448,077      $ 1,234,914
                                                      ===========      ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
    Accounts payable                                  $   125,838      $    93,764      $   119,462
    Current portion of long-term debt                          --          100,000          100,000
    Accrued expenses                                      170,016          198,321          160,606
    Intercompany payable                                  556,227            5,860           27,431
    Income taxes                                            7,125          139,223           37,748
                                                      -----------      -----------      -----------

Total current liabilities                                 859,206          537,168          445,247

Long-term debt                                            250,000          250,000          250,000

Deferred income taxes                                          --            2,251           10,165

Other long-term liabilities                                16,643           14,015           13,581

Shareholders' equity:
    Common stock                                            2,646            2,527            2,527
    Paid-in capital                                     1,215,183          672,391          673,886
    Retained earnings (deficit)                          (331,041)         145,396          (65,869)
                                                      -----------      -----------      -----------

                                                          886,788          820,314          610,544

    Less: treasury stock, at average cost                (573,786)        (175,671)         (94,623)
                                                      -----------      -----------      -----------

Total shareholders' equity                                313,002          644,643          515,921
                                                      -----------      -----------      -----------

Total liabilities and shareholders' equity            $ 1,438,851      $ 1,448,077      $ 1,234,914
                                                      ===========      ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                             Thirty-nine Weeks Ended
                                                            --------------------------

                                                            October 30,    October 31,
                                                               1999           1998
                                                            ---------      ---------

Operating activities:
    Net income                                              $ 170,152      $ 154,316

    Impact of other operating activities on cash flows:
         Depreciation and amortization                         77,385         74,475
         Changes in assets and liabilities:
             Accounts receivable                               (2,767)        20,766
             Inventories                                     (315,848)      (208,101)
             Accounts payable and accrued expenses              3,769        (38,810)
             Income taxes                                    (143,416)       (59,213)
             Other assets and liabilities                       5,824         31,084
                                                            ---------      ---------

Net cash used for operating activities                       (204,901)       (25,483)
                                                            ---------      ---------

Investing activities:
    Capital expenditures                                     (110,409)       (87,308)
                                                            ---------      ---------

Financing activities:
    Repayment of long-term debt                              (100,000)            --
    Change in intercompany balance                            550,367         39,888
    Repurchase of common stock                               (404,410)      (106,046)
    Dividends paid                                           (101,623)      (105,557)
    Stock options and other                                     4,240          1,373
                                                            ---------      ---------

Net cash used for financing activities                        (51,426)      (170,342)
                                                            ---------      ---------

Net decrease in cash and equivalents                         (366,736)      (283,133)
    Cash and equivalents, beginning of year                   387,774        308,720
                                                            ---------      ---------

Cash and equivalents, end of period                         $  21,038      $  25,587
                                                            =========      =========


In 1999, noncash financing activities included the addition of $0.1 million common stock and $544.9 million paid-in capital that was transferred from retained earnings as a result of the 5% stock dividend which resulted in the issuance of 11.8 million additional shares of common stock (see Note 2).


The accompanying notes are an integral part of these consolidated financial statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         Intimate Brands, Inc. (the Company) includes specialty retail and catalogue operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited, Inc. owns 84.2% of the outstanding common stock of the Company.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

         The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 9) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

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

         Weighted average common shares outstanding (thousands):


                                                   Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                 -------------------------   -------------------------
                                                 October 30,   October 31,   October 30,   October 31,
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------

         Common shares issued                      265,838       265,335       265,801       265,335
         Treasury shares                           (16,817)       (3,787)      (15,667)       (1,551)
                                                  --------      --------      --------      --------
         Basic shares                              249,021       261,548       250,134       263,784
         Dilutive effect of stock options and
             restricted shares                       3,792         1,125         4,154         1,792
                                                  --------      --------      --------      --------
         Diluted shares                            252,813       262,673       254,288       265,576
                                                  ========      ========      ========      ========


         The computation of earnings per diluted share excludes options to purchase .3 million shares and 3.6 million shares of common stock at October 31, 1999 and October 31, 1998, because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):


                                                      October 30,     January 30,   October 31,
                                                         1999            1999           1998
                                                       ---------      ---------      ---------

         Property and equipment, at cost               $ 890,123      $ 821,061      $ 811,567
         Accumulated depreciation and amortization      (466,554)      (422,592)      (408,236)
                                                       ---------      ---------      ---------

         Property and equipment, net                   $ 423,569      $ 398,469      $ 403,331
                                                       =========      =========      =========


5.       Income Taxes

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $250 million and $162 million. Deferred income tax assets of $9 million were included in other assets at October 30, 1999.

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

         Unsecured long-term debt consisted of (thousands):


                                                    October 30,  January 30,  October 31,
                                                       1999         1999         1998
                                                     --------     --------     --------

         7 1/2% Debentures due March 2023            $100,000     $100,000     $100,000
         9 1/8% notes due February 2001               150,000      150,000      150,000
         8 7/8% notes due August 1999                      --      100,000      100,000
                                                     --------     --------     --------

                                                      250,000      350,000      350,000
         Less: current portion of long-term debt           --      100,000      100,000
                                                     --------     --------     --------

                                                     $250,000     $250,000     $250,000
                                                     ========     ========     ========


         Interest paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998, including interest on the intercompany cash management account (see Note 7), approximated $34 million and $30 million.

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

8.       Segment Information

         The Company identifies operating segments based on a business's operating characteristics and whether management reports directly to the Chairman. Reportable segments were determined based on the similar economic characteristics of the retail businesses and the similar methods used to distribute products and combine the store-based operations of Victoria's Secret Stores and Bath & Body Works. Due to a change in how the operations of Gryphon, Inc. are integrated into the retail businesses, including changes in intercompany pricing, Gryphon is now included in the retail segment. All prior periods have been restated to reflect this change. The Catalogue segment consists of the Victoria's Secret Catalogue operations. Sales outside the United States were immaterial.

         Segment information as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 follows (in thousands):



                    1999               Retail        Catalogue       Corporate         Total
         ------------------------    -----------    -----------     -----------      ---------

         THIRTEEN WEEKS:

         Net sales                   $  690,337     $  123,821              --      $  814,158
         Operating income (loss)         90,653           (594)     ($  18,901)         71,158

         THIRTY-NINE WEEKS:

         Net sales                    2,166,534        542,554              --       2,709,088
         Operating income (loss)        330,609         40,063         (64,482)        306,190

         Total assets                 1,204,892        221,269          12,690       1,438,851




                    1999               Retail        Catalogue       Corporate         Total
         ------------------------    -----------    -----------     -----------      ---------

         THIRTEEN WEEKS:

         Net sales                   $  579,044     $  129,941             --      $  708,985
         Operating income (loss)         80,491          5,786     ($  15,659)         70,618

         THIRTY-NINE WEEKS:

         Net sales                    1,823,632        530,929             --       2,354,561
         Operating income (loss)        280,641         46,990        (60,678)        266,953

         Total assets                 1,032,977        193,992          7,945       1,234,914



         In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 20% for the thirteen weeks ended October 30, 1999 to $423 million and 18% for the thirty-nine weeks ended October 30, 1999 to $1.331 billion.

9.       Special and Nonrecurring Charge

         In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $5.0 million in 1999, leaving a $5.8 million liability at October 30, 1999. The liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continuing rent payments through lease expiration.

         No accruals related to these charges were reversed or recorded in operating income during 1999 or 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of
Intimate Brands, Inc.


We have reviewed the condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") at October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
November 10, 1999

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 1999 were $814.2 million, an increase of 15%, from $709.0 million for the third quarter of 1998. This increase was driven by a 13% increase in comparable store sales and a 10% increase in selling square feet. Operating income was $71.2 million in 1999 compared to $70.6 million in 1998 and net income was $37.9 million in 1999 versus $39.7 million in 1998. Earnings per diluted share were $0.15 in both 1999 and 1998 (adjusted for a 5% stock dividend declared June 22, 1999).

Third quarter highlights included the following:

- Victoria's Secret Stores third quarter performance was driven by the relaunch of Body by Victoria and the introduction of Stretch Cotton. Victoria's Secret Stores recorded comparable stores sales of 16% for the quarter. Victoria's Secret Catalogue sales decreased 5% as strong lingerie sales were more than offset by weaker demand in the clothing category.

- Bath & Body Works delivered a sales increase of 19% and third quarter comparable store sales of 10%. The brand realized strong performances in product relaunches such as aromatherapy, anti-bacterial and home fragrance.

Net sales for the thirty-nine weeks ended October 30, 1999 were $2.709 billion, an increase of 15%, from $2.355 billion in 1998, driven by a comparable store sales increase of 13%. Operating income increased 15% to $306.2 million from $267.0 million in 1998 and net income increased 10% to $170.2 million from $154.3 million in 1998. Earnings per diluted share grew 16% to $0.67 per share, compared to $0.58 per share in 1998.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999 to the comparable 1998 periods:


                                                                    Third Quarter                      Year - to - Date
                                                           ------------------------------       -----------------------------

                                                            1999        1998       Change        1999        1998      Change
                                                           ------      ------      ------       ------      ------     ------

         NET SALES (MILLIONS):

         Victoria's Secret Stores                          $  423      $  352          20%      $1,331      $1,127         18%
         Bath & Body Works                                    260         218          19%         820         677         21%
         Other (principally Gryphon)                            7           9         (22%)         15          20        (25%)
                                                           ------      ------      ------       ------      ------     ------
            Total retail sales                                690         579          19%       2,166       1,824         19%

         Victoria's Secret Catalogue                          124         130          (5%)        543         531          2%
                                                           ------      ------      ------       ------      ------     ------
            Total net sales                                $  814      $  709          15%      $2,709      $2,355         15%
                                                           ======      ======      ======       ======      ======     ======

         COMPARABLE STORE SALES:

         Victoria's Secret Stores                              16%          4%                      14%          4%
         Bath & Body Works                                     10%          6%                      11%          3%
                                                           ------      ------                   ------      ------

            Total comparable store sales increase              13%          4%                      13%          3%
                                                           ======      ======                   ======      ======


         STORE DATA:

         Retail sales increase
             attributable to net new and
             remodeled stores:
             Victoria's Secret Stores                           6%          3%                       6%         4%
             Bath & Body Works                                  9%         14%                      11%         16%

         Retail sales per average selling square foot:
             Victoria's Secret Stores                      $  109      $   97          12%      $  349      $  312         12%
             Bath & Body Works                             $  114      $  109           5%      $  370      $  354          5%

         Retail sales per average store (thousands):
             Victoria's Secret Stores                      $  485      $  437          11%      $1,551      $1,407         10%
             Bath & Body Works                             $  227      $  213           7%      $  737      $  689          7%

         Average store size at end of
             quarter (selling square feet):
             Victoria's Secret Stores                       4,425       4,510          (2%)
             Bath & Body Works                              2,007       1,967           2%

         Retail selling square feet at end of
             quarter (thousands):
             Victoria's Secret Stores                       3,924       3,662           7%
             Bath & Body Works                              2,340       2,054          14%


                           Third Quarter         Year - to - Date
                        ------------------      ------------------

                         1999        1998        1999        1998
                        ------      ------      ------      ------

NUMBER OF STORES:

Beginning of period      1,985       1,799       1,890       1,710
   Opened                   70          59         174         161
   Closed                   (2)         (2)        (11)        (15)
                        ------      ------      ------      ------

End of period            2,053       1,856       2,053       1,856
                        ======      ======      ======      ======



                                       Number of Stores                  Selling Sq. Ft. (thousands)
                            ---------------------------------------   --------------------------------------
                                                          Change                                    Change
                            October 30,   October 31,   From Prior    October 30,   October 31,   From Prior
                               1999          1998          Year          1999           1998         Year
                            -----------   -----------   ----------    -----------   -----------   ----------

Victoria's Secret Stores       887            812           75          3,924          3,662           262
Bath & Body Works            1,166          1,044          122          2,340          2,054           286
                             -----          -----        -----          -----          -----         -----
Total stores and selling
  square feet                2,053          1,856          197          6,264          5,716           548
                             =====          =====        =====          =====          =====         =====


Net Sales
---------

Net sales for the third quarter of 1999 increased 15% to $814.2 million from $709.0 million in 1998. The net sales increase was primarily due to a 13% increase in comparable store sales. The balance of the increase was due to the net addition of 197 new stores. These increases were partially offset by a 5% decrease in catalogue sales.

In the third quarter of 1999, retail sales increased 19% to $690.3 million from $579.0 million in 1998. Bath & Body Works' sales increase of 19% was evenly attributable to both a 10% increase in comparable store sales and the net addition of 122 new stores. Victoria's Secret Stores' sales increased 20% to $423.4 million. The sales increase was primarily due to a 16% increase in comparable store sales, with the remaining increase coming from the net addition of 75 new stores.

Victoria's Secret Catalogue net sales for the third quarter of 1999 decreased 5% to $123.8 million from $129.9 million a year ago. This sales decrease was due to weaker demand in the clothing category and lower than expected response rates on sales books.

Year-to-date net sales increased 15% to $2.709 billion from $2.355 billion in 1998. The net sales increase was primarily due to a 13% increase in comparable store sales. The balance of the increase was due to the net addition of 197 new stores and a 2% increase in catalogue sales.

Gross Income
------------

The third quarter of 1999 gross income rate, expressed as a percentage of sales, increased to 39.7% from 38.8% for the same period in 1998. The rate increase was primarily due to an increase in the merchandise margin rate, particularly at Victoria's Secret Stores. The remaining increase was driven by buying and occupancy expense leverage resulting from a 16% comparable store sales increase at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased to 39.0% from 37.5% in 1998. The rate increase was primarily due to an increase in the merchandise margin rate, both at Victoria's

Secret Stores and Bath & Body Works. The remaining increase was driven by buying and occupancy expense leverage resulting from a 14% comparable store sales increase at Victoria's Secret Stores.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 30.9% in the third quarter of 1999 from 28.8% for the same period in 1998. The rate increase was primarily due to an increase in national advertising investment for the Victoria's Secret brand. The remaining increase was due to increased investments in training and merchandising payroll at Bath & Body Works, as well as a shift in the mix of net sales to Bath & Body Works, which represented 30% of total Company net sales in 1999 versus 29% in 1998. Bath & Body Works has historically recorded higher general, administrative and store operating expense rates due to significantly smaller stores.

The year-to-date, general, administrative and store operating expense rate increased to 27.7% from 26.2% in 1998. In addition to the reasons discussed above, the rate increase was driven by investment in infrastructure and by relocation costs and higher operating costs associated with moving the Victoria's Secret's Beauty business to New York City.

Operating Income
----------------

The third quarter operating income rate, expressed as a percentage of net sales, was 8.7% in 1999 compared to 10.0% in 1998. The increase in the gross income rate of 0.9% was more than offset by the increase in the general, administrative and store operating expense rate of 2.1%.

The year-to-date operating income rate, expressed as a percentage of net sales, was 11.3% in 1999 and 1998. The increase in the gross income rate of 1.5% was offset by an equal increase in the general, administrative and store operating expense rate .

Interest Expense and Other Income
---------------------------------

Interest expense increased $0.5 million and $2.2 million in the third quarter and year-to-date periods in 1999 from the comparable periods in 1998. The interest expense is primarily for the Company's $250 million long-term debt and the intercompany payable. The year-to-date increase in interest expense was primarily due to an increase in the Company's intercompany payable as a result of the share repurchase and debt repayment.

Other income decreased $2.9 million and $10.6 million in the third quarter and year-to-date periods in 1999 from the comparable periods in 1998. The decrease was primarily due to lower average invested cash balances as a result of the share repurchase and debt repayment.

Special and Nonrecurring Charge
-------------------------------

In the fourth quarter of 1997, the Company recognized a $67.6 million charge in conjunction with closing Cacique, a 118-store lingerie business. Outlays for the cash component of the charge amounted to $26.8 million in 1998 and $5.0 million in 1999, leaving a $5.8 million liability at October 30, 1999. The liability relates principally to future payments for settlement of store obligations, currently scheduled through 2004. In determining the provision for lease obligations, the Company considered the estimated amount necessary for either buying out the lease or continuing rent payments through lease expiration.

No accruals related to these charges were reversed or recorded in operating income during 1999 or 1998.

FINANCIAL CONDITION

A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                          October 30,   January 30,  October 31,
                             1999         1999         1998
                           --------     --------     --------

Working capital            $ 77,160     $440,073     $313,122
                           ========     ========     ========
Capitalization:
  Long-term debt           $250,000     $250,000     $250,000
  Shareholders' equity      313,002      644,643      515,921
                           --------     --------     --------

Total capitalization       $563,002     $894,643     $765,921
                           ========     ========     ========



Net cash used for operating activities totaled $204.9 million for the thirty-nine weeks ended October 30, 1999 versus $25.5 million for the same period in 1998. The change in net cash provided from operating activities was primarily driven by an increase in inventories, especially at Victoria's Secret Stores with the `never out of stock' on basics inventory program, and an increase in income tax payments.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included the first and second quarter cash dividend payments of $0.13 per share and the third quarter cash dividend payment of $0.14 per share. Financing activities also included the repurchase of approximately
9.7 million shares of the Company's common stock, of which 8.2 million shares were repurchased from The Limited, for $404.4 million. The stock repurchase program was completed in May 1999. In addition, financing activities included the repayment of $100 million of long-term debt that was due in August 1999. The cash dividend payments, stock repurchase and debt repayment were partially offset by a $550.4 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $110.4 million for the thirty-nine weeks ended October 30, 1999, compared to $87.3 million for the comparable period of 1998. The Company anticipates spending $150-$170 million in 1999 for capital expenditures, of which $110-$120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

The Company intends to add approximately 700,000 selling square feet in 1999, which will represent a 12% increase over year-end 1998. This increase will result from the addition of approximately 230 net new stores and the expansion of approximately 50 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


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

Readiness
---------

In order to address the Year 2000 issue, the Company is participating with The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

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

    - INSTALLATION OF NEW SOFTWARE PACKAGES to replace selected legacy systems at one of the Company's four operating businesses. Replacement of these significant legacy systems with new software packages is complete.

    - ASSESSMENT OF YEAR 2000 READINESS AT KEY VENDORS AND SUPPLIERS. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company identified key vendors, suppliers and service providers, and sent Year 2000 surveys to 170 of these vendors to determine their Year 2000 status. A total of 160 vendors responded and indicated that they will be Year 2000 compliant. Based upon the results of the surveys, the Company selected 15 vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. Each of the Company's businesses has considered the results of the vendor surveys and on-site visits during the development of its contingency plan.

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

Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company and its individual operating businesses have substantially completed the development of contingency plans that identify actions to be taken if any critical systems or services are interrupted. The Company's businesses have considered various contingency plans, such as alternative sourcing and accelerated delivery of merchandise from foreign suppliers, and operational alternatives, including manual processes. In addition, the Company plans to have key managerial, operational and technical support personnel available to identify and remedy any disruption that may occur during the transition to the new millennium.

At the present time, the Company and The Limited are not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite The Limited's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States (or other systems, such as utilities, of general importance), foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

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

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit. On September 14, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the order of dismissal. ATMI's petition for rehearing and suggestion for rehearing en banc were denied on November 2, 1999.

         On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Limited, along with certain other defendants, has filed a petition for a writ of mandamus in the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. The motion to dismiss the complaint for failure to state a claim upon which relief can be granted remains pending. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion (called a "demurrer") seeking dismissal of this complaint was filed. On September 3, 1999, portions of the demurrer were overruled and the plaintiffs were given leave to amend other portions of the complaint. A First Amended Complaint was filed on September 23, 1999, and a second demurrer was filed on October 6, 1999. On November 22, 1999, the demurrer to the First Amended Complaint was overruled.

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

                                               INTIMATE BRANDS, INC.
                                                   (Registrant)



                                               By /S/ Philip E. Mallott
                                                  ---------------------
                                                  Philip E. Mallott,
                                                  Chief Financial Officer*


Date: December 10, 1999

--------------------

* Mr. Mallott is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.