Form 10-K405/A
period 1999-01-30
INTIMATE BRANDS INC
filed 2000-02-17
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A. X



Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 27, 2000: $1,222,280,238.



Number of shares outstanding of the registrant's Common Stock as of January 27, 2000: 39,349,062 shares of Class A common stock; 209,799,538 shares of Class B common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's annual report to shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 1999 are incorporated by reference into
Part III.

                                     PART I.



INFORMATION REGARDING FILING OF FORM 10-K/A

CHANGE IN ACCOUNTING FOR GIFT CERTIFICATES, STORE CREDITS AND LAYAWAY
SALES

The Company sells gift certificates in exchange for cash and issues store credits in exchange for the value of returned merchandise. These gift certificates and store credits do not expire and both can be redeemed toward the purchase of merchandise in the future. The Company also offers a layaway sales program, which allows customers to make payments over a period of time toward the purchase of merchandise.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting for gift certificates, store credits and layaway sales. The change was made after the issuance of the recent Securities and Exchange Commission Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements." The Company had historically recognized net receipts/ (redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the years ended January 30, 1999, January 31, 1998 and February 1, 1997. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998, and to Notes 1, 8, 9, 15 and 16 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were adjusted to reflect the restatement.

In addition, on June 22, 1999, the Company declared a five percent stock dividend to both The Limited, Inc. and public shareholders. All share and per share information for all periods presented have been restated to reflect the five percent stock dividend (see Note 3 to the Consolidated Financial Statements).


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


         27.   Restated Financial Data Schedule.


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

         (d)   Financial Statement Schedules.
               ------------------------------

               None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 16, 2000



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



                                    FORM 10-K/A


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


     27                Restated Financial Data Schedule.


     99                Annual Report of The Limited, Inc. Savings and Retirement
                       Plan.