Form 10-Q/A
period 1999-05-01
INTIMATE BRANDS INC
filed 2000-04-18
CIK 945676

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                    ----------------------------------


                               FORM 10-Q/A


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 1, 1999
                               -----------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________



                         Commission file number 1-13814
                                                -------


                              INTIMATE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                     31-1436998
-------------------                         ----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
                 (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code        (614)   415-6900
                                                  ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No
                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class A Common Stock                        Outstanding at March 24, 2000
       --------------------                        -----------------------------
          $.01 Par Value                                 39,505,622 Shares

       Class B Common Stock                        Outstanding at March 24, 2000
       --------------------                        -----------------------------
          $.01 Par Value                                209,799,538 Shares

INFORMATION REGARDING FILING OF FORM 10-Q/A

CHANGE IN ACCOUNTING FOR GIFT CERTIFICATES, STORE CREDITS AND LAYAWAY SALES.

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting for gift certificates, store credits and layaway sales. The Company had historically recognized net receipts/(redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen weeks ended May 1, 1999 and May 2, 1998. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of May 1, 1999 and May 2, 1998 and to the Notes 1, 8, 9, 15 and 16 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 were adjusted to reflect the restatement.

In addition, on June 22, 1999, the Company declared a five percent stock dividend to both The Limited, Inc. and public shareholders. All share and per share information for all periods presented have been restated to reflect the five percent stock dividend (see Note 3 to the Consolidated Financial Statements).

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------

Information Regarding Filing of Form 10-Q/A                                                                  3

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998.............................................................   4

         Consolidated Balance Sheets
                  May 1, 1999, January 30, 1999 and May 2, 1998...........................................   5

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 1, 1999 and May 2, 1998.............................................................   6

         Notes to Consolidated Financial Statements.......................................................   7

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............................................ 15


Part II. Other Information

     Item 1.  Legal Proceedings............... .............................................................24

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................... 25

     Item 5.  Other Information.............. ..............................................................25

     Item 6.  Exhibits and Reports on Form 8-K............................................................. 26

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                                     Thirteen Weeks Ended
                                                                                 -----------------------------

                                                                                    May 1,            May 2,
                                                                                     1999              1998
                                                                                 ------------      ------------
       Net sales                                                                    $877,821         $770,868

            Cost of goods sold, and buying and occupancy costs                      (551,229)        (504,011)
                                                                                 ------------      ------------

       Gross income                                                                  326,592          266,857

            General, administrative and store operating expenses                    (231,898)        (185,839)
                                                                                 ------------      ------------

       Operating income                                                               94,694           81,018

           Interest expense                                                           (8,864)          (7,563)

           Other income                                                                1,976            4,372
                                                                                 ------------      ------------

       Income before income taxes                                                     87,806           77,827

           Provision for income taxes                                                 35,100           31,000
                                                                                 ------------      ------------

       Net income                                                                    $52,706          $46,827
                                                                                 ============      ============


       Net income per basic and diluted share                                          $0.21            $0.18
                                                                                 ============      ============

       Dividends per share                                                             $0.13            $0.13
                                                                                 ============      ============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                           May 1,        January 30,        May 2,
                                                                            1999            1999             1998
                                                                        -------------   -------------   ------------
                                                                         (Unaudited)                     (Unaudited)

                              ASSETS
Current assets:
    Cash and equivalents                                                      $15,472       $387,774          $22,850
    Accounts receivable                                                        16,819         15,627           18,375
    Inventories                                                               524,754        479,896          439,886
    Intercompany receivable                                                         -              -          180,821
    Other                                                                      89,832         82,639           90,724
                                                                          -------------   ------------   ------------
Total current assets                                                          646,877        965,936          752,656

Property and equipment, net                                                   404,890        398,469          388,059

Other assets                                                                   81,739         83,672           83,824
                                                                          -------------   ------------   ------------
Total assets                                                               $1,133,506     $1,448,077       $1,224,539
                                                                          =============   ============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $76,700        $93,764          $67,053
    Current portion of long-term debt                                         100,000        100,000                -
    Accrued expenses                                                          207,704        232,592          193,168
    Intercompany payable                                                      159,177          5,860                -
    Income taxes                                                               28,273        114,623           23,769
                                                                           ------------   ------------    -----------
Total current liabilities                                                     571,854        546,839          283,990

Long-term debt                                                                250,000        250,000          350,000

Deferred income taxes                                                           3,692          2,251           11,630

Other long-term liabilities                                                    42,050         40,244           35,449

Shareholders' equity:
    Common stock                                                                2,527          2,527            2,527
    Paid-in capital                                                           670,723        672,391          674,488
    Retained earnings (deficit)                                               128,625        109,496         (132,912)
                                                                           ------------   ------------   -------------
                                                                              801,875        784,414          544,103

Less: treasury stock, at average cost                                        (535,965)      (175,671)            (633)
                                                                           ------------   ------------    ------------
Total shareholders' equity                                                    265,910        608,743          543,470
                                                                           ------------   ------------    -----------
Total liabilities and shareholders' equity                                 $1,133,506     $1,448,077       $1,224,539
                                                                           ============   ============    ===========

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                ---------------------------

                                                                                   May 1,        May 2,
                                                                                    1999          1998
                                                                                -------------  ------------
Operating activities
    Net income                                                                       $52,706       $46,827

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                                27,159        24,345
         Change in assets and liabilities
             Inventories                                                             (44,858)      (22,183)
             Accounts payable and accrued expenses                                   (41,952)      (87,038)
             Income taxes                                                            (84,909)      (51,127)
             Other assets and liabilities                                             (5,004)       26,370
                                                                                -------------  ------------

Net cash used for operating activities                                               (96,858)      (62,806)
                                                                                -------------  ------------

Investing activities
    Capital expenditures                                                             (33,222)      (20,448)
                                                                                -------------  ------------

Financing activities
    Dividends paid                                                                   (33,577)      (35,374)
    Repurchase of common stock                                                      (365,212)       -
    Change in intercompany receivable/payable                                        153,317      (168,364)
    Stock options and other                                                            3,250         1,122
                                                                                -------------  ------------

Net cash used for financing activities                                              (242,222)     (202,616)
                                                                                -------------  ------------

Net decrease in cash and equivalents                                                (372,302)     (285,870)
    Cash and equivalents, beginning of year                                          387,774       308,720
                                                                                -------------  ------------

Cash and equivalents, end of period                                                  $15,472       $22,850
                                                                                =============  ============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         Intimate Brands, Inc. (the Company) includes specialty retail and catalogue operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works and Gryphon Development. The Limited, Inc. owns 84.3% of the outstanding common stock of the Company.

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.

         The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K/A. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

2.       Change in Accounting

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

         The Company has changed its accounting for gift certificates, store credits and layaway sales. The Company had historically recognized net receipts/(redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

         The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen weeks ended May 1, 1999 and May 2, 1998 is as follows (in thousands, except per share amounts):


                                                            MAY 1, 1999                         MAY 2, 1998
                                                  --------------------------------    --------------------------------
                                                   AS PREVIOUSLY         AS            AS PREVIOUSLY         AS
                                                     REPORTED         RESTATED           REPORTED         RESTATED
                                                  ---------------- ---------------    ---------------- ---------------
         General, administrative and                   $ (249,233)     $ (231,898)         $ (200,454)     $ (185,839)
              store operating expenses
         Operating income                                  84,194          94,694              71,418          81,018
         Income before income taxes                        77,306          87,806              68,227          77,827
         Provision for income taxes                        30,900          35,100              27,200          31,000
         Net income                                    $   46,406      $   52,706          $   41,027      $   46,827
         Basic and diluted earnings per share          $     0.18      $     0.21          $     0.15      $     0.18

         In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of May 1, 1999, January 30, 1999 and May 2, 1998.

         Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 were adjusted to reflect the restatement.

         In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store operating expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $6.8 million and $5.0 million for thirteen weeks ended May 1, 1999 and May 2, 1998.

3.       Subsequent Event

         On June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders. The stock dividend resulted in the issuance of 11.8 million additional shares of common stock. All share and per share information for all periods presented have been restated to reflect the five percent stock dividend.

4.       Earnings Per Share

         Weighted average common shares outstanding (thousands):

                                                                                      Thirteen Weeks Ended
                                                                                 -------------------------------
                                                                                 May 1, 1999        May 2, 1998
                                                                                 -------------     -------------
           Common shares issued                                                      265,738            265,335
           Treasury shares                                                           (13,134)              (195)
                                                                                  ------------     -------------
           Basic shares                                                              252,604            265,140
           Dilutive effect of stock options and restricted shares                      4,149              2,165
                                                                                  ------------     -------------
           Diluted shares                                                            256,753            267,305
                                                                                  ============     =============

         There were no options outstanding at quarter-end 1999 and 1998 excluded from the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

5.       Inventories

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

6.       Property and Equipment, net

         Property and equipment, net, consisted of (thousands):

                                                                     May 1,         January 30,        May 2,
                                                                      1999             1999             1998
                                                                   -----------    ---------------   ------------
         Property and equipment, at cost                             $846,403         $821,061        $758,957
         Accumulated depreciation and
           amortization                                              (441,513)        (422,592)       (370,898)
                                                                   -----------    ---------------   ------------
         Property and equipment, net                                 $404,890         $398,469        $388,059
                                                                   ===========    ===============   =============

7.       Income Taxes

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the annual consolidated effective tax rate. Income taxes paid to The Limited during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $120.0 million and $80.7 million.

8.       Long-term Debt

         Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited.

         Unsecured long-term debt consisted of (thousands):

                                                             May 1,         January 30,         May 2,
                                                              1999             1999              1998
                                                           -----------      -------------    ------------
7 1/2% debentures due March 2023                            $100,000         $100,000         $100,000
9 1/8% notes due February 2001                               150,000          150,000          150,000
8 7/8% notes due August 1999                                 100,000          100,000          100,000
                                                           -----------      -------------    ------------
                                                             350,000          350,000          350,000
Less current portion of long-term debt                       100,000          100,000            -
                                                           -----------      -------------    ------------
                                                            $250,000         $250,000         $350,000
                                                           ===========      =============    ============

         Interest paid during the thirteen weeks ended May 1, 1999 and May 2, 1998, including interest on the intercompany cash management account (see Note 9), approximated $16.4 million and $15.1 million.

9.       Intercompany Relationship with the Parent

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

10.      Segment Information

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

                                                                                     Reconciling
           1999                    Retail         Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    ------------     -----------------     -------------
Net sales                           $680,871        $194,007          $2,943                     -          $877,821

Intersegment sales                         -               -         $77,574              ($77,574) (b)            -

Operating income (loss)              $95,991         $17,101        ($18,398)                    -           $94,694

Total assets                        $832,470        $204,900         $96,136                     -        $1,133,506


                                                                                     Reconciling
           1998                    Retail          Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    --------------    -----------------     -------------

Net sales                           $566,888        $199,013            $4,967                    -          $770,868

Intersegment sales                         -               -           $63,207             ($63,207) (b)            -

Operating income (loss)              $76,881         $20,244          ($16,107)                   -           $81,018

Total assets                        $744,578        $203,063          $276,898                    -        $1,224,539

(a) Included in the "other" category are Gryphon and Corporate, neither of which are significant operating segments. Total assets included an intercompany receivable of $180,821 in 1998. The Company maintained an intercompany payable of $159,177 as of May 1, 1999 (see Note 9).

(b)  Represents intersegment sales elimination


         In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 10% in the first quarter of 1999 and 11% in the first quarter of 1998 and totaled $616.8 million in 1999 and $560.8 million in 1998.

11.      Special and Nonrecurring Charge

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

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Intimate Brands, Inc.



We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") as of May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of income and cash flows for each of the thirteen-week periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1999, except for the information in Notes 2 and 3 as to which the date is February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The condensed consolidated financial statements as of May 1, 1999 and May 2, 1998 and for each of the thirteen-week periods ended May 1, 1999 and May 2, 1998 have been restated as described in Note 2.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
May 12, 1999, except for the information in Notes 2 and 3 as to which the date is February 16, 2000

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

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting for gift certificates, store credits and layaway sales. The Company had historically recognized net receipts/(redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended May 1, 1999 and May 2, 1998 was increased from the previously reported amounts by $6.3 million, or $0.03 per diluted share, and $5.8 million, or $0.03 per diluted share.

STOCK DIVIDEND DECLARED SUBSEQUENT TO THE FIRST QUARTER OF 1999

On June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders. The stock dividend resulted in the issuance of
11.8 million additional shares of common stock. All share and per share information for all periods presented have been restated to reflect the five percent stock dividend (see Notes to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Net sales for the first quarter of 1999 were $877.8 million, an increase of 14% from $770.9 million for the first quarter of 1998. Gross income increased 22% to $326.6 million from $266.9 million in 1998 and operating income increased 17% to $94.7 from $81.0 million in 1998. Earnings per diluted share grew 17% to $.21 per share, compared to $.18 per share in 1998.

Business highlights include the following:

Victoria's Secret Stores' sales increased 17% to $422.8 million in 1999 which reflected a comparable store sales increase of 13%, while operating profits grew 23%. Sales were driven by three new product launches including `Body by Victoria,' the most successful launch in brand history. These product launches were supported by national television advertising.

Bath & Body Works' sales increased 26% to $258.1 million in 1999 with comparable stores sales increases of 13%. Operating profits grew 28%. Overall, the brand experienced solid customer response to its new product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

During the quarter, the Company repurchased $365.2 million of common stock in connection with the previously announced $500 million share repurchase. These shares were repurchased on a proportionate basis from both the open market and The Limited. This stock repurchase was completed in May 1999.

FINANCIAL SUMMARY

The following summarized financial data compares the thirteen week period ended May 1, 1999 to the comparable 1998 period:

                                                                                                       Change
                                                                                                      From Prior
                                                                           1999         1998             Year
                                                                        ---------    ---------     ----------------
NET SALES (MILLIONS):
Victoria's Secret Stores                                                    $423         $362            17%
Bath & Body Works                                                            258          205            26%
                                                                        ---------    ---------     ----------------
   Total retail sales                                                        681          567            20%

Victoria's Secret Catalogue                                                  194          199           (3%)
Other                                                                          3            5            N/M
                                                                        ---------    ---------     ----------------

    Total net sales                                                         $878         $771            14%
                                                                        =========    =========     ================

                                                                                                    % Change From
COMPARABLE STORE SALES:                                                   1999         1998          Prior Year
                                                                        ---------    ---------     ----------------
Victoria's Secret Stores                                                     13%           6%
Bath & Body Works                                                            13%         (1%)
                                                                        ---------    ---------
    Total comparable store sales increase                                    13%           4%
                                                                        =========    =========

STORE DATA:
Retail sales increase attributable to new and
remodeled stores                                                              7%           9%

Retail sales per average selling square foot                                $116         $105            10%

Retail sales per average store (thousands)                                  $355         $327            9%

Average store size at end of quarter (selling square feet)                 3,047        3,101           (2%)

Retail selling square feet at end of quarter (thousands)                   5,941        5,448            9%

NUMBER OF STORES:
Beginning of year                                                          1,890        1,710
    Opened                                                                    61           51
    Closed                                                                   (1)          (4)
                                                                        ---------    ---------
End of period                                                              1,950        1,757            11%
                                                                        =========    =========

-------------------------------------------------------------------------------------------------------------------

                                                Number of Stores                         Selling Sq. Ft. (thousands)
                                   --------------------------------------------   -------------------------------------------
                                                                   Change                                         Change
                                    May 1,        May 2,            From           May 1,        May 2,            From
                                     1999          1998          Prior Year         1999          1998          Prior Year
                                   ----------    ----------    ----------------   ----------    ----------    ---------------
Victoria's Secret Stores                 849           797                  52        3,764         3,580                184
Bath & Body Works                      1,101           960                 141        2,177         1,868                309
                                   ----------    ----------    ----------------   ----------    ----------    ---------------

Total stores and selling
square feet                            1,950         1,757                 193        5,941         5,448                493
                                   ==========    ==========    ================   ==========    ==========    ===============

NET SALES

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

GROSS INCOME

The first quarter of 1999 gross income rate, expressed as a percentage of net sales, increased to 37.2% from 34.6% for the same period in 1998. The majority of the rate increase was due to an increase in the merchandise margin rate (which represents gross income before deduction of buying and occupancy costs). The remaining increase was driven by a decrease in buying and occupancy costs. The increase in the merchandise margin rate was primarily attributable to higher retail markups and reduced markdowns, particularly at Victoria's Secret Stores. Both the merchandise margin rate and the buying and occupancy rate were favorably impacted by Bath & Body Works which increased to 29% of total Company net sales in 1999 from 27% in 1998. Bath & Body Works has historically recorded higher merchandise margins due to higher retail markups and lower buying and occupancy costs due to smaller store sizes and higher sales productivity.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 26.4% in the first quarter of 1999 from 24.1% for the same period in 1998. The rate increase was primarily due to an increase in national advertising investment for the Victoria's Secret brand.

OPERATING INCOME

The operating income rate, expressed as a percentage of net sales, increased slightly to 10.8% in the first quarter of 1999 from 10.5% in 1998. Operating income increased 17% to $94.7 in 1999. The improvement in operating income was driven by increases in gross income which more than offset increased general, administrative and store operating costs.

INTEREST EXPENSE AND OTHER INCOME

The Company incurred $8.9 million in interest expense in the first quarter of 1999 compared to $7.6 million for the same period in 1998. Interest expense primarily resulted from the $350 million of debt. The increase in interest expense is primarily due to an increase in the Company's intercompany payable as a result of the share repurchase.

The Company earned $2.0 million in other income compared to $4.4 million for the same period in 1998. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 9 to the Consolidated Financial Statements). The decrease in other income is primarily due to decreased cash, which was used to fund the share repurchase.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and cash funding from The Limited's centralized cash management systems provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                          May 1,        January 30,       May 2,
                                                                           1999            1999            1998
                                                                       ----------       ----------     -----------
Working capital                                                           $75,023         $419,097        $468,666
                                                                       ==========       ==========     ===========

Capitalization:
  Long-term debt                                                         $250,000         $250,000        $350,000
  Shareholders' equity                                                    265,910          608,743         543,470
                                                                       ==========       ==========     ===========

Total capitalization                                                     $515,910         $858,743        $893,470
                                                                       ==========       ==========     ===========

Net cash used in operating activities totaled $96.9 million for the thirteen weeks ended May 1, 1999 versus $62.8 million for the same period in 1998. The decrease in cash provided by operations was primarily driven by two factors: 1) an increase in inventories; and 2) an increase in the amount of income tax payments.

Investing activities were all for capital expenditures, which are primarily for new and remodeled stores.

Financing activities included the quarterly cash dividend payment of $0.13 per share. In addition, financing activities included the repurchase of approximately 9.5 million shares of the Company's common stock for $365.2 million. The Company has previously announced authorization by its Board of Directors to repurchase up to $500 million of its common stock on a proportionate basis from both the open market and The Limited. As of May 1, 1999, the Company had repurchased a total of 12.2 million shares for $460.8 million under this program which was completed in May 1999. The cash dividend payment and stock repurchase were partially offset by a $153.3 million net increase in The Limited's intercompany cash management account payable (see Note 9 to the Consolidated Financial Statements).

CAPITAL EXPENDITURES

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q/A or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q/A or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

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


                                                                   Votes              Votes as to Which
                                                                    For               Voting Authority
                                 Name                            Election                 Withheld
                  ---------------------------------          ---------------       -----------------------
                  Roger D. Blackwell                            633,444,535                264,798

                  Grace A. Nichols                              633,395,940                313,393

                  Donald B. Shackelford                         633,441,440                267,893

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  10.6. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Stores, Inc., dated January 31, 1999 incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

                  10.7. Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Catalogue, Inc., dated January 31, 1999 incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

                  10.9. Building Lease Agreement by Distribution Land Corp. and Bath & Body Works, Inc., dated January 31,
                           1999 incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 1, 1999.

                  15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants'.

                  27.      Restated Financial Data Schedule.


     (b) REPORTS ON FORM 8-K.

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTIMATE BRANDS, INC.
                                                      (Registrant)



                                                    By  /s/  V. Ann Hailey
                                                        ----------------------
                                                        V. Ann Hailey
                                                        Executive Vice President
                                                        and Chief Financial
                                                        Officer of The Limited
                                                        Inc.*


Date:   April 18, 2000
--------------------------------------

* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     INTIMATE BRANDS, INC.
                                                       (Registrant)



                                                      By_______________________
                                                        V. Ann Hailey
                                                        Executive Vice President
                                                        and Chief Financial
                                                        Officer of The Limited
                                                        Inc.*


Date:    April 18, 2000

------------------------------------

* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.