Form 10-Q/A
period 1999-07-31
INTIMATE BRANDS INC
filed 2000-04-18
CIK 945676

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

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------


                         Commission file number 1-13814
                                                -------


                              INTIMATE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                   31-1436998
------------------------                  ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)




            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code        (614)   415-6900
                                                   ---------------------------

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

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998........................................................   4

         Consolidated Balance Sheets
                  July 31, 1999, January 30, 1999 and August 1, 1998......................................   5

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998........................................................   6

         Notes to Consolidated Financial Statements.......................................................   7

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition...........................................  15


Part II. Other Information

     Item 1.  Legal Proceedings...........................................................................  24

     Item 5.  Other Information...........................................................................  25

     Item 6.  Exhibits and Reports on Form 8-K............................................................  25

INFORMATION REGARDING FILING OF FORM 10-Q/A

CHANGE IN ACCOUNTING FOR GIFT CERTIFICATES, STORE CREDITS AND LAYAWAY SALES

The Company sells gift certificates in exchange for cash and issue store credits in exchange for the value of returned merchandise. These gift certificates and store credits do not expire and both can be redeemed toward the purchase of merchandise in the future. The Company also offers a layaway sales program, which allows customers to make payments over a period of time toward the purchase of merchandise.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting for gift certificates, store credits and layaway sales. The Company has historically recognized net receipts/(redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998. In addition, the restatement resulted to changes to the Consolidated Balance Sheets as of July 31, 1999 and August 1, 1998, and to Notes 1, 8, 9, 15 and 16 to the Consolidated Financial
Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998 were adjusted to reflect the restatement.

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                   Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                               ------------------------------    ------------------------------

                                                                 July 31,        August 1,         July 31,        August 1,
                                                                   1999             1998             1999             1998
                                                               -------------    -------------    -------------    -------------
Net sales                                                        $1,017,109         $874,708       $1,894,930       $1,645,576

     Costs of goods sold, and buying and occupancy
         costs                                                    (623,244)        (543,694)      (1,174,473)      (1,047,705)
                                                               -------------    -------------    -------------    -------------

Gross income                                                        393,865          331,014          720,457          597,871

     General, administrative and store operating
         expenses                                                 (237,927)        (202,197)        (469,825)        (388,036)
                                                               -------------    -------------    -------------    -------------

Operating income                                                    155,938          128,817          250,632          209,835

     Interest expense                                               (7,894)          (7,563)         (16,758)         (15,126)

     Other income                                                        59            5,408            2,035            9,780
                                                               -------------    -------------    -------------    -------------


Income before income taxes                                          148,103          126,662          235,909          204,489

     Provision for income taxes                                      59,200           50,800           94,300           81,800
                                                               -------------    -------------    -------------    -------------

Net income                                                          $88,903          $75,862         $141,609         $122,689
                                                               =============    =============    =============    =============

Net income per share:

     Basic                                                            $0.36            $0.29            $0.56            $0.46
                                                               =============    =============    =============    =============

     Diluted                                                          $0.35            $0.28            $0.56            $0.46
                                                               =============    =============    =============    =============

Dividends per share                                                   $0.14            $0.13            $0.27            $0.27
                                                               =============    =============    =============    =============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                       July 31,         January 30,         August 1,
                                                                         1999               1999               1998
                                                                     --------------    ---------------    ---------------
                                                                      (Unaudited)                          (Unaudited)
                            ASSETS

Current assets:
    Cash and equivalents                                                   $11,787           $387,774            $21,796
    Accounts receivable                                                     18,414             15,627             16,465
    Inventories                                                            561,206            479,896            432,228
    Intercompany receivables                                                     -                  -            192,350
    Other                                                                   77,730             82,639             76,863
                                                                     --------------    ---------------    ---------------

Total current assets                                                       669,137            965,936            739,702

Property and equipment, net                                                413,819            398,469            396,168

Other assets                                                                83,127             83,672             82,019
                                                                     --------------    ---------------    ---------------

Total assets                                                            $1,166,083         $1,448,077         $1,217,889
                                                                     ==============    ===============    ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $81,051            $93,764            $81,593
    Current portion of long-term debt                                      100,000            100,000                  -
    Accrued expenses                                                       207,164            232,592            189,900
    Intercompany payable                                                   176,366              5,860                  -
    Income taxes                                                            25,037            114,623              4,867
                                                                     --------------    ---------------    ---------------

Total current liabilities                                                  589,618            546,839            276,360

Long-term debt                                                             250,000            250,000            350,000

Deferred income taxes                                                        2,785              2,251              8,599

Other long-term liabilities                                                 42,854             40,244             36,504

Shareholders' equity:
    Common stock                                                             2,646              2,527              2,527
    Paid-in capital                                                      1,214,958            672,391            673,854
    Retained earnings (deficit)                                           (360,585)           109,496            (92,389)
                                                                     --------------    ---------------    ---------------

                                                                           857,019            784,414            583,992

    Less: treasury stock, at average cost                                 (576,193)          (175,671)           (37,566)
                                                                     --------------    ---------------    ---------------

Total shareholders' equity                                                 280,826            608,743            546,426
                                                                     --------------    ---------------    ---------------

Total liabilities and shareholders' equity                              $1,166,083         $1,448,077         $1,217,889
                                                                     ==============    ===============    ===============

The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                              Twenty-six Weeks Ended
                                                                                       -------------------------------------

                                                                                          July 31,             August 1,
                                                                                            1999                 1998
                                                                                       ----------------     ----------------

Operating activities:
    Net income                                                                                $141,609             $122,689

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                                          48,980               49,448
         Changes in assets and liabilities:
             Accounts receivable                                                                (2,787)              18,174
             Inventories                                                                       (81,310)             (14,525)
             Accounts payable and accrued expenses                                             (38,141)             (75,766)
             Income taxes                                                                      (89,052)             (73,060)
             Other assets and liabilities                                                       10,097               39,216
                                                                                       ----------------     ----------------

Net cash provided from (used for) operating activities                                         (10,604)              66,176
                                                                                       ----------------     ----------------

Investing activities:
    Capital expenditures                                                                       (66,363)             (55,009)
                                                                                       ----------------     ----------------

Financing activities:
    Dividends paid                                                                             (66,724)             (70,713)
    Change in intercompany receivable/payable                                                  170,506             (179,893)
    Repurchase of common stock                                                                (404,410)             (48,659)
    Stock options and other                                                                      1,608                1,174
                                                                                       ----------------     ----------------

Net cash used for financing activities                                                        (299,020)            (298,091)
                                                                                       ----------------     ----------------

Net decrease in cash and equivalents                                                          (375,987)            (286,924)
    Cash and equivalents, beginning of year                                                    387,774              308,720
                                                                                       ----------------     ----------------

Cash and equivalents, end of period                                                            $11,787              $21,796
                                                                                       ================     ================

In 1999, noncash financing activities include the addition of $0.1 million common stock and $544.9 million paid-in capital that was transferred from retained earnings as a result of the 5% stock dividend which resulted in the issuance of 11.8 million additional shares of common stock (see Note 3).


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

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K/A. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 10) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

         The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 is as follows (in thousands, except per share amounts):


                                                       Thirteen Weeks Ended                Thirteen Weeks Ended
                                                           July 31, 1999                      August 1, 1998
                                                  --------------------------------    --------------------------------
                                                   As Previously         As            As Previously         As
                                                     Reported         Restated           Reported         Restated
                                                  ---------------- ---------------    ---------------- ---------------

         General, administrative and                   $ (249,107)     $ (237,927)         $ (211,227)     $ (202,197)
              store operating expenses
         Operating income                                 150,838         155,938             124,917         128,817
         Income before income taxes                       143,003         148,103             122,762         126,662
         Provision for income taxes                        57,200          59,200              49,200          50,800
         Net income                                    $   85,803      $   88,903          $   73,562      $    75,862
         Basic earnings per share                      $     0.34      $     0.36          $     0.28      $     0.29
         Diluted earnings per share                    $     0.34      $     0.35          $     0.28      $     0.28


                                                      Twenty-six Weeks Ended              Twenty-six Weeks Ended
                                                           July 31, 1999                      August 1, 1998
                                                  --------------------------------    --------------------------------
                                                   As Previously         As            As Previously         As
                                                     Reported         Restated           Reported         Restated
                                                  ---------------- ---------------    ---------------- ---------------
         General, administrative and                   $ (498,340)     $ (469,825)         $ (411,681)     $ (388,036)
              store operating expenses
         Operating income                                 235,032         250,632             196,335         209,835
         Income before income taxes                       220,309         235,909             190,989         204,489
         Provision for income taxes                        88,100          94,300              76,400          81,800
         Net income                                    $  132,209      $  141,609          $  114,589      $  122,689
         Basic earnings per share                      $     0.53      $     0.56          $     0.43      $     0.46
         Diluted earnings per share                    $     0.52      $     0.56          $     0.43      $     0.46

         In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of July 31, 1999, January 30, 1999 and August 1, 1998.

         Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998 were adjusted to reflect the restatement.

         In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store operating expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $6.1 million and $5.1 million for the thirteen weeks ended July 31, 1999 and August 1, 1998 and $12.9 million and $10.1 million for the twenty-six weeks ended July 31, 1999 and August 1, 1998.

3.       Shareholders' Equity and Earnings Per Share

         On June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders of record as of July 2, 1999, which resulted in the issuance of 11.8 million additional shares of common stock. Accordingly, common stock, additional paid-in capital and retained earnings have been adjusted based on the fair market value of the additional shares issued.

         Weighted average shares outstanding, earnings per share and dividends per share for all periods presented have been restated to reflect the five percent stock dividend.

         Weighted average common shares outstanding (thousands):


                                                        Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                   --------------------------------    --------------------------------
                                                     July 31,          August 1,         July 31,          August 1,
                                                       1999              1998              1999              1998
                                                   --------------    --------------    --------------    --------------

         Common shares issued                            265,828           265,335           265,783           265,335
         Treasury shares                                 (17,050)             (672)          (15,092)             (434)
                                                   --------------    --------------    --------------    --------------
         Basic shares                                    248,778           264,663           250,691           264,901
         Dilutive effect of stock options and
             restricted shares                             4,518             2,088             4,334             2,127
                                                   --------------    --------------    --------------    --------------
         Diluted shares                                  253,296           266,751           255,025           267,028
                                                   ==============    ==============    ==============    ==============



         The computation of earnings per diluted share excludes options to purchase 0.6 million shares of common stock at quarter-end for 1998, because the options' exercise price was greater than the average market price of the common shares during the period.

4.       Inventories

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

5.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):


                                                                       July 31,            January 30,           August 1,
                                                                         1999                 1999                 1998
                                                                   -----------------    -----------------    ---------------

        Property and equipment, at cost                                    $869,086             $821,061           $782,677
        Accumulated depreciation and amortization                          (455,267)            (422,592)          (386,509)
                                                                   -----------------    -----------------    ---------------

        Property and equipment, net                                        $413,819             $398,469           $396,168
                                                                   =================    =================    ===============

6.       Income Taxes

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

7.       Long-term Debt

         Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited.

         Unsecured long-term debt consisted of (thousands):


                                                           July 31,      January 30,       August 1,
                                                            1999             1999             1998
                                                        ------------    -------------    --------------
7 1/2% debentures due March 2023                            $100,000         $100,000         $100,000
9 1/8% notes due February 2001                               150,000          150,000          150,000
8 7/8% notes due August 1999                                 100,000          100,000          100,000
                                                        ------------    -------------    --------------

                                                             350,000          350,000          350,000
Less: current portion of long-term debt                      100,000          100,000           -
                                                        ------------    -------------    --------------
                                                            $250,000         $250,000         $350,000
                                                        ============    =============    ==============


         Interest paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998, including interest on the intercompany cash management account (see Note 8), approximated $16.8 million and $15.2 million.

8.       Intercompany Relationship with the Parent

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

9.       Segment Information

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

         Segment information for the thirteen weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                                                                    Reconciling
           1999                   Retail         Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    ------------     -----------------     -------------
Net sales                           $787,731        $224,726          $4,652                     -        $1,017,109

Intersegment sales                         -               -          95,943              ($95,943)  (b)           -

Operating income (loss)              144,078          27,256         (15,396)                    -           155,938

Total assets                         869,894         187,615         108,574                     -         1,166,083


                                                                                     Reconciling
           1998                   Retail          Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    --------------    -----------------     -------------

Net sales                           $666,834        $201,975            $5,899                    -          $874,708

Intersegment sales                         -               -            74,745             ($74,745)  (b)           -

Operating income (loss)              126,873          22,360           (20,416)                   -           128,817

Total assets                         747,004         178,221           292,664                    -         1,217,889

(a) Included in the "Other" category are Gryphon and Corporate, neither of which are significant operating segments. The Company maintained an intercompany payable of $176,366 as of July 31, 1999 (see Note 8). Total assets included an intercompany receivable of $192,350 as of August 1, 1998.

(b)      Represents intersegment sales elimination.

         Segment information for the twenty-six weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                                                                      Reconciling
           1999                   Retail            Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    ------------     -----------------     -------------
Net sales                         $1,468,602        $418,733          $7,595                     -        $1,894,930

Intersegment sales                         -               -         173,517              ($173,517)  (b)          -

Operating income (loss)              240,069          44,357         (33,794)                     -           250,632


                                                                                     Reconciling
           1998                   Retail          Catalogue        Other (a)            Items               Total
---------------------------    --------------    ------------    --------------    -----------------     -------------

Net sales                         $1,233,722        $400,988           $10,866                    -        $1,645,576

Intersegment sales                         -               -           137,952            ($137,952)  (b)           -

Operating income (loss)              203,754          42,604           (36,523)                    -           209,835

(a)-(b)   See description under table on previous page.

         In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 15% for the thirteen weeks ended July 31, 1999 to $709.7 million in 1999 and 13% for the twenty-six weeks ended July 31, 1999 to $1.327 billion in 1999.

10.      Special and Nonrecurring Charge

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Intimate Brands, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") as of July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of income for each of the thirteen and twenty-six periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated financial statements as of July 31, 1999 and August 1, 1998 and for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 have been restated as described in Note 2.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
August 11, 1999, except for the information in Note 2 as to which the date is February 16, 2000

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended July 31, 1999 and August 1, 1998 was increased from the previously reported amounts by $3.1 million, or $0.01 per diluted share, and $2.3 million, or $0.00 per diluted share. Net income for the twenty-six weeks ended July 31, 1999 and August 1, 1998 was increased by $9.4 million, or $0.04 per diluted share, and $8.1 million, or $0.03 per diluted share.

RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 were $1.017 billion, an increase of 16%, from $874.7 million for the second quarter of 1998. This increase was driven by a 12% increase in comparable store sales and a 9% increase in selling square feet. Gross income increased 19% to $393.9 million from $331.0 million in 1998 and operating income increased 21% to $155.9 million from $128.8 million in 1998. Net income was $88.9 million, an increase of 17%, from $75.9 million in 1998. Earnings per diluted share grew 25% to $0.35 per share, compared to $0.28 per share in 1998 (adjusted for a 5% stock dividend declared June 22, 1999).

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

Net sales for the twenty-six weeks ended July 31, 1999 were $1.895 billion, an increase of 15%, from $1.646 billion in 1998, driven by comparable store sales of 12%. Gross income increased 21% to $720.5 million from $597.9 million in 1998 and operating income increased 19% to $250.6 million from $209.8 million in 1998. Earnings per diluted share grew 22% to $0.56 per share, compared to $0.46 per share in 1998.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:


                                                          Second Quarter                          Year - to - Date
                                                -----------------------------------     -------------------------------------

                                                  1999        1998        Change          1999         1998         Change
                                                ---------    --------    ----------     ---------    ---------     ----------
NET SALES (MILLIONS):

Victoria's Secret Stores                            $485        $413           18%          $908         $775            17%
Bath & Body Works                                    303         254           19%           561          459            22%
                                                ---------    --------    ----------     ---------    ---------     ----------
   Total retail sales                                788         667           18%         1,469        1,234            19%

Victoria's Secret Catalogue                          225         202           11%           419          401             4%
Other                                                  4           6           N/M             7           11            N/M
                                                ---------    --------    ----------     ---------    ---------     ----------
   Total net sales                                $1,017        $875           16%        $1,895       $1,646            15%
                                                =========    ========    ==========     =========    =========     ==========

COMPARABLE STORE SALES:

Victoria's Secret Stores                             13%           2%                         13%           4%
Bath & Body Works                                     9%           3%                         11%           1%
                                                ---------    ---------                   ---------    ---------

   Total comparable store sales increase             12%           2%                         12%           3%
                                                =========    =========                   =========    =========


STORE DATA:

Retail sales increase
   attributable to net new and
   remodeled stores                                   7%           9%                          8%           9%

Retail sales per average
   selling square foot                              $131         $121             8%         $248         $227            9%

Retail sales per average
   store (thousands)                                $401         $375             7%         $759         $703            8%

Average store size at end of
   quarter (selling square feet)                   3,047        3,084           (1%)

Retail selling square feet at end of
    quarter (thousands)                            6,048        5,549             9%

N/M Not meaningful


                                            Second Quarter                  Year - to - Date
                                       --------------------------      ---------------------------

                                          1999           1998             1999            1998
                                       -----------    -----------      ------------    -----------
NUMBER OF STORES:

Beginning of period                         1,950          1,757             1,890          1,710
   Opened                                      43             51               104            102
   Closed                                     (8)            (9)               (9)           (13)
                                       -----------    -----------      ------------    -----------

End of period                               1,985          1,799             1,985          1,799
                                       ===========    ===========      ============    ===========


                                                 Number of Stores                          Selling Sq. Ft. (thousands)
                                  --------------------------------------------   --------------------------------------------
                                                                     Change                                         Change
                                      July 31,       August 1,     From Prior        July 31,       August 1,     From Prior
                                        1999           1998           Year             1999           1998           Year
                                  -------------- -------------- --------------  --------------- -------------- --------------
Victoria's Secret Stores                     859            799             60            3,810          3,595            215
Bath & Body Works                          1,126          1,000            126            2,238          1,954            284
                                  -------------- -------------- --------------  --------------- -------------- --------------
Total stores and selling
  square feet                              1,985          1,799            186            6,048          5,549            499
                                  ============== ============== ==============  =============== ============== ==============

NET SALES

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

GROSS INCOME

The second quarter of 1999 gross income rate, expressed as a percentage of sales, increased to 38.7% from 37.8% for the same period in 1998. The rate increase was primarily due to a decrease in the buying and occupancy rate, with positive leverage resulting from a 13% comparable store sales increase at Victoria's Secret Stores. The remaining increase was driven by an increase in the merchandise margin rate, which resulted from higher retail markups and lower markdowns, particularly at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased to 38.0% from 36.3% in 1998. The rate increase was primarily due to a decrease in the buying and occupancy rate. The remaining increase was driven by an increase in the merchandise margin rate. The increase in the merchandise margin rate was primarily attributable to higher retail markups and reduced markdowns, particularly at Victoria's Secret Stores. Both the buying and occupancy rate and the merchandise margin rate were favorably impacted by Bath & Body Works, which increased to 30% of total Company net sales in 1999 from 28% in 1998. Bath & Body Works has historically recorded higher merchandise margins due to higher retail markups and lower buying and occupancy costs due to smaller store sizes and higher sales productivity.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 23.4% in the second quarter of 1999 from 23.1% for the same period in 1998. The rate increase was primarily due to relocation costs and higher operating expenses associated with moving Victoria's Secret's beauty business to New York City, as well as an increase in base infrastructure costs for the beauty business. These factors were partially offset by improved leverage from a 13% comparable store sales increase at Victoria's Secret Stores.

The year-to-date, general, administrative and store operating expense rate increased to 24.8% from 23.6% in 1998. In addition to the reasons discussed above, the rate increase was driven by an increase in national advertising investment for the Victoria's Secret brand.

OPERATING INCOME

Second quarter and year-to-date operating income, expressed as a percentage of net sales, was 15.3% and 13.2% in 1999 compared to 14.7% and 12.8% in 1998, respectively. The increase in gross income rate more than offset the increase in the general, administrative and store operating expense rate for both the second quarter and year-to-date.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                                                     July 31,           January 30,      August 1,
                                                                       1999                1999            1998
                                                                  ---------------   ---------------   -------------
Working capital                                                           $79,519         $419,097       $463,342
                                                                  ===============   ===============   =============
Capitalization:
  Long-term debt                                                         $250,000         $250,000       $350,000
  Shareholders' equity                                                    280,826          608,743        546,426
                                                                  ---------------   ---------------   -------------
Total capitalization                                                     $530,826         $858,743       $896,426
                                                                  ===============   ===============    ============

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

Financing activities included the first quarter cash dividend payment of $0.13 per share and the second quarter cash dividend payment of $0.14 per share. In addition, financing activities included the repurchase of approximately 10.2 million shares of the Company's common stock, of which 8.6 million shares were repurchased from The Limited, for $404.4 million. The stock repurchase program was completed in May 1999. The cash dividend payment and stock repurchase were partially offset by a $170.5 million net increase in The Limited's intercompany cash management account payable (see Note 8 to the Consolidated Financial Statements).

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $66.4 million for the twenty six weeks ended July 31, 1999, compared to $55.0 million for the comparable period of 1998. The Company anticipates spending $150-$170 million in 1999 for capital expenditures, of which $110-$120 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

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

         27.      Restated Financial Data Schedule.


     (b) REPORTS ON FORM 8-K.

          i. On July 28, 1999 the Company filed a report on Form 8-K which contained a press release dated July 28, 1999.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTIMATE BRANDS, INC.
                                                  (Registrant)


                                              By  /s/ V. Ann Hailey
                                                  ----------------------------
                                                  V. Ann Hailey,
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  of The Limited, Inc.*


Date:  April 18, 2000

-------------------------------
* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INTIMATE BRANDS, INC.
                                                   (Registrant)


                                              By
                                                  ----------------------------
                                                  V. Ann Hailey,
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  of The Limited, Inc.*


Date:  April 18, 2000

------------------------------------
* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.