Form 10-Q/A
period 1999-10-30
INTIMATE BRANDS INC
filed 2000-04-18
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                   FORM 10-Q/A


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 30, 1999
                               ----------------

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    --------------


                         Commission file number 1-13814
                                                -------


                              INTIMATE BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                         31-1436998
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)




            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            -------------------------------------------------------------
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

                                               Yes  / X /      No  /   /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS A COMMON STOCK                   OUTSTANDING AT MARCH 24, 2000
        --------------------                   -----------------------------
           $.01 Par Value                            39,505,622 Shares

        CLASS B COMMON STOCK                   OUTSTANDING AT MARCH 24, 2000
        --------------------                   -----------------------------
           $.01 Par Value                            209,799,538 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                         ----------

Information Regarding Filing of Form 10-Q/A

Part I.  Financial Information                                                                               3

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998...................................................   4

         Consolidated Balance Sheets
                  October 30, 1999, January 30, 1999 and October 31, 1998.................................   5

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998...................................................   6

         Notes to Consolidated Financial Statements.......................................................   7

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition...........................................  15


Part II. Other Information

     Item 1.  Legal Proceedings...........................................................................  24

     Item 5.  Other Information...........................................................................  25

     Item 6.  Exhibits and Reports on Form 8-K............................................................  25


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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of October 30, 1999, January 30, 1999 and October 31, 1998, and to Notes 1, 8, 9, 15 and 16 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 were adjusted to reflect the restatement.

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)


                                                               Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                         -------------------------------    --------------------------------

                                                           October 30,       October 31,       October 30,       October 31,
                                                               1999             1998             1999              1998
                                                         --------------    -------------    --------------    --------------

Net sales                                                    $814,158          $708,985        $2,709,088        $2,354,561

     Costs of goods sold and buying and
         occupancy costs                                     (498,480)         (441,607)       (1,672,953)       (1,489,312)
                                                         --------------    -------------    --------------    --------------

Gross income                                                  315,678           267,378         1,036,135           865,249

     General, administrative and store
         operating expenses                                  (243,620)         (197,160)         (713,445)         (585,196)
                                                         --------------    -------------    --------------    --------------

Operating income                                               72,058            70,218           322,690           280,053

     Interest expense                                          (7,915)           (7,361)          (24,673)          (22,487)

     Other income                                                   -             2,870             2,035            12,650
                                                         --------------    -------------    --------------    --------------

Income before income taxes                                      64,143           65,727           300,052           270,216

     Provision for income taxes                                 25,700           26,200           120,000           108,000
                                                         --------------    -------------    --------------    --------------

Net income                                                     $38,443          $39,527          $180,052          $162,216
                                                         ==============    =============    ==============    ==============
Net income per share:

     Basic                                                       $0.15            $0.15             $0.72             $0.62
                                                         ==============    =============    ==============    ==============

     Diluted                                                     $0.15            $0.15             $0.71             $0.61
                                                         ==============    =============    ==============    ==============

Dividends per share                                              $0.14            $0.13             $0.41             $0.40
                                                         ==============    =============    ==============    ==============



The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                                                     October 30,         January 30,        October 31,
                                                                         1999                1999               1998
                                                                     --------------    ---------------     ---------------
                                                                       (Unaudited)                           (Unaudited)
                            ASSETS
Current assets:
    Cash and equivalents                                                   $21,038           $387,774            $25,587
    Accounts receivable                                                     18,394             15,627             13,873
    Inventories                                                            795,744            479,896            625,804
    Other                                                                   85,831             82,639             80,576
                                                                     --------------    ---------------    ---------------

Total current assets                                                       921,007            965,936            745,840

Property and equipment, net                                                423,569            398,469            403,331

Other assets                                                               112,275             83,672             85,743
                                                                     --------------    ---------------    ---------------

Total assets                                                            $1,456,851         $1,448,077         $1,234,914
                                                                     ==============    ===============    ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $125,838            $93,764           $119,462
    Current portion of long-term debt                                            -            100,000            100,000
    Accrued expenses                                                       186,098            232,592            173,561
    Intercompany payable                                                   556,227              5,860             27,431
    Income taxes                                                                              114,623             22,348
                                                                             7,125
                                                                     --------------    ---------------    ---------------

Total current liabilities                                                  875,288            546,839            442,802

Long-term debt                                                             250,000            250,000            250,000

Deferred income taxes                                                            -              2,251             10,165

Other long-term liabilities                                                 44,561             40,244             38,026

Shareholders' equity:
    Common stock                                                             2,646              2,527              2,527
    Paid-in capital                                                      1,215,183            672,391            673,886
    Retained earnings (deficit)                                          (357,041)            109,496           (87,869)
                                                                     --------------    ---------------    ---------------

                                                                           860,788            784,414            588,544

    Less: treasury stock, at average cost                                (573,786)          (175,671)           (94,623)
                                                                     --------------    ---------------    ---------------

Total shareholders' equity                                                 287,002            608,743            493,921
                                                                     --------------    ---------------    ---------------

Total liabilities and shareholders' equity                              $1,456,851         $1,448,077         $1,234,914
                                                                     ==============    ===============    ===============


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                                             Thirty-nine Weeks Ended
                                                                                       -------------------------------------

                                                                                         October 30,          October 31,
                                                                                            1999                 1998
                                                                                       ----------------     ----------------
Operating activities:
    Net income                                                                                $180,052             $162,216

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                                          77,385               74,475
         Changes in assets and liabilities:
             Accounts receivable                                                               (2,767)               20,766
             Inventories                                                                     (315,848)            (208,101)
             Accounts payable and accrued expenses                                            (14,420)             (54,236)
             Income taxes                                                                    (136,816)             (54,013)
             Other assets and liabilities                                                        7,513               33,410
                                                                                       ----------------     ----------------

Net cash used for operating activities                                                       (204,901)             (25,483)
                                                                                       ----------------     ----------------

Investing activities:
    Capital expenditures                                                                     (110,409)             (87,308)
                                                                                       ----------------     ----------------

Financing activities:
    Repayment of long-term debt                                                              (100,000)                    -
    Change in intercompany balance                                                             550,367               39,888
    Repurchase of common stock                                                               (404,410)            (106,046)
    Dividends paid                                                                           (101,623)            (105,557)
    Stock options and other                                                                      4,240                1,373
                                                                                       ----------------     ----------------

Net cash used for financing activities                                                        (51,426)            (170,342)
                                                                                       ----------------     ----------------

Net decrease in cash and equivalents                                                         (366,736)            (283,133)
    Cash and equivalents, beginning of year                                                    387,774              308,720
                                                                                       ----------------     ----------------

Cash and equivalents, end of period                                                            $21,038              $25,587
                                                                                       ================     ================



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

         The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 is as follows (in thousands, except per share amounts):

                                                       THIRTEEN WEEKS ENDED                THIRTEEN WEEKS ENDED
                                                         OCTOBER 30, 1999                    OCTOBER 31, 1998
                                                  --------------------------------    --------------------------------
                                                   AS PREVIOUSLY         AS            AS PREVIOUSLY         AS
                                                     REPORTED         RESTATED           REPORTED         RESTATED
                                                  ---------------- ---------------    ---------------- ---------------

         General, administrative and                  $ (251,875)     $ (243,620)         $ (204,325)     $ (197,160)
              store operating expenses
         Operating income                                  71,158          72,058              70,618          70,218
         Income before income taxes                        63,243          64,143              66,127          65,727
         Provision for income taxes                        25,300          25,700              26,400          26,200
         Net income                                   $    37,943     $    38,443         $    39,727     $    39,527
         Basic and diluted earnings per share         $      0.15     $      0.15         $      0.15     $      0.15

                                                      THIRTY-NINE WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                         OCTOBER 30, 1999                    OCTOBER 31, 1998
                                                  --------------------------------    --------------------------------
                                                   AS PREVIOUSLY         AS            AS PREVIOUSLY         AS
                                                     REPORTED         RESTATED           REPORTED         RESTATED
                                                  ---------------- ---------------    ---------------- ---------------
         General, administrative and                  $ (750,215)     $ (713,445)         $ (616,006)     $ (585,196)
              store operating expenses
         Operating income                                 306,190         322,690             266,953         280,053
         Income before income taxes                       283,552         300,052             257,116         270,216
         Provision for income taxes                       113,400         120,000             102,800         108,000
         Net income                                   $   170,152     $   180,052         $   154,316     $   162,216
         Basic earnings per share                     $      0.68     $      0.72         $      0.59     $      0.62
         Diluted earnings per share                   $      0.67     $      0.71         $      0.58     $      0.61

         In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of October 30, 1999, January 30, 1999 and October 31, 1998.

         Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 were adjusted to reflect the restatement.

         In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store operating expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $7.4 million and $7.6 million for the thirteen weeks ended October 30, 1999 and October 31, 1998 and $20.3 million and $17.7 million for the thirty-nine weeks ended October 30, 1999 and October 31, 1998.


3.       Shareholders' Equity and Earnings Per Share

         On June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders of record as of July 2, 1999, which resulted in the issuance of 11.8 million shares of common stock. Accordingly, common stock, additional paid-in capital and retained earnings have been adjusted based on the fair market value of the additional shares issued.

         Weighted average shares outstanding, earnings per share and dividends per share for all periods presented have been restated to reflect the five percent stock dividend.

         Weighted average common shares outstanding (thousands):

                                                        Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                   --------------------------------    --------------------------------
                                                    October 30,       October 31,       October 30,       October 31,
                                                       1999              1998              1999              1998
                                                   --------------    --------------    --------------    --------------

         Common shares issued                            265,838           265,335           265,801           265,335
         Treasury shares                                (16,817)           (3,787)          (15,667)           (1,551)
                                                   --------------    --------------    --------------    --------------
         Basic shares                                    249,021           261,548           250,134           263,784
         Dilutive effect of stock options and
             restricted shares                             3,792             1,125             4,154             1,792
                                                   --------------    --------------    --------------    --------------
         Diluted shares                                  252,813           262,673           254,288           265,576
                                                   ==============    ==============    ==============    ==============

         The computation of earnings per diluted share excludes options to purchase .3 million shares and 3.8 million shares of common stock at October 31, 1999 and October 31, 1998, because the options' exercise price was greater than the average market price of the common shares during the period.

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

5.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):

                                                                     October 30,        January 30,           October 31,
                                                                         1999              1999                   1998
                                                                   -----------------    -----------------    ---------------

        Property and equipment, at cost                                    $890,123             $821,061           $811,567
        Accumulated depreciation and amortization                         (466,554)            (422,592)          (408,236)
                                                                   -----------------    -----------------    ---------------

        Property and equipment, net                                        $423,569             $398,469           $403,331
                                                                   =================    =================    ===============

6.       Income Taxes

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $250 million and $162 million. Deferred income tax assets of $27 million were included in other assets at October 30, 1999.

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

         Unsecured long-term debt consisted of (thousands):

                                                                     October 30,     January 30,       October 31,
                                                                        1999            1999              1998
                                                                     -----------     -----------       -----------

                 7 1/2% debentures due March 2023                       $100,000        $100,000          $100,000
                 9 1/8% notes due February 2001                          150,000         150,000           150,000
                 8 7/8% notes due August 1999                                  -         100,000           100,000
                                                                     -----------     -----------       -----------

                                                                         250,000         350,000           350,000
                 Less: current portion of long-term debt                       -         100,000           100,000
                                                                     -----------     -----------       -----------

                                                                        $250,000        $250,000          $250,000
                                                                     -----------     -----------       -----------
                                                                     -----------     -----------       -----------

         Interest paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998, including interest on the intercompany cash management account (see Note 8), approximated $34 million and $30 million.

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

         Segment information as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 follows (in thousands):

                    1999                   Retail          Catalogue       Corporate            Total
         ---------------------------    -------------     ------------    ------------      -------------
         THIRTEEN WEEKS:

         Net sales                          $690,337         $123,821               -           $814,158
         Operating income (loss)              90,653              306       ($18,901)             72,058

         THIRTY-NINE WEEKS:

         Net sales                         2,166,534          542,554               -          2,709,088
         Operating income (loss)             342,509           44,663        (64,482)            322,690

         Total assets                      1,204,892          221,269          30,690          1,456,851

                    1998                   Retail          Catalogue       Corporate           Total
         ---------------------------    -------------     ------------    -------------     -------------

         THIRTEEN  WEEKS:
         Net sales                          $579,044         $129,941               -          $708,985
         Operating income (loss)              73,691            4,186         ($7,659)           70,218


         THIRTY-NINE WEEKS:

         Net sales                         1,823,632          530,929               -         2,354,561
         Operating income (loss)             290,041           46,790         (56,778)          280,053

         Total assets                      1,032,977          193,992            7,945        1,234,914



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

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Intimate Brands, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and Subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated financial statements as of October 30, 1999 and October 31, 1998 and for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 have been restated as described in Note 2.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 10, 1999, except for the information in Note 2 as to which the date is February 16, 2000

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended October 30, 1999 and October 31, 1998 was increased from the previously reported amounts by $0.5 million, or $0.00 per diluted share, and decreased by $0.2 million, or $0.00 per diluted share. Net income for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 was increased from the previously reported amounts by $9.9 million, or $0.04 per diluted share, and $7.9 million, or $0.03 per diluted share.

RESULTS OF OPERATIONS

Net sales for the third quarter of 1999 were $814.2 million, an increase of 15%, from $709.0 million for the third quarter of 1998. This increase was driven by a 13% increase in comparable store sales and a 10% increase in selling square feet. Operating income was $72.1 million in 1999 compared to $70.2 million in 1998 and net income was $38.4 million in 1999 versus $39.5 million in 1998. Earnings per diluted share were $0.15 in both 1999 and 1998 (adjusted for a 5% stock dividend declared June 22, 1999).

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

Net sales for the thirty-nine weeks ended October 30, 1999 were $2.709 billion, an increase of 15%, from $2.355 billion in 1998, driven by a comparable store sales increase of 13%. Operating income increased 15% to $322.7 million from $280.1 million in 1998 and net income increased 11% to $180.1 million from $162.2 million in 1998. Earnings per diluted share grew 16% to $0.71 per share, compared to $0.61 per share in 1998.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999 to the comparable 1998 periods:

                                                          Third Quarter                           Year - to - Date
                                                -----------------------------------     -------------------------------------
                                                  1999        1998        Change          1999         1998         Change
                                                ---------    --------    ----------     ---------    ---------     ----------
NET SALES (MILLIONS):

Victoria's Secret Stores                            $423        $352           20%        $1,331       $1,127            18%
Bath & Body Works                                    260         218           19%           820          677            21%
Other (principally Gryphon)                            7           9         (22%)            15           20          (25%)
                                                ---------    --------    ----------     ---------    ---------     ----------
   Total retail sales                                690         579           19%         2,166        1,824            19%

Victoria's Secret Catalogue                          124         130          (5%)           543          531             2%
                                                ---------    --------    ----------     ---------    ---------     ----------
   Total net sales                                  $814        $709           15%        $2,709       $2,355            15%
                                                =========    ========    ==========     =========    =========     ==========

COMPARABLE STORE SALES:

Victoria's Secret Stores                             16%           4%                         14%           4%
Bath & Body Works                                    10%           6%                         11%           3%
                                                ---------    ---------                   ---------    ---------

   Total comparable store sales increase             13%           4%                         13%           3%
                                                =========    =========                   =========    =========


STORE DATA:

Retail sales increase
   attributable to net new and
   remodeled stores:
    Victoria's Secret Stores                          6%           3%                          6%           4%
    Bath & Body Works                                 9%          14%                         11%          16%

Retail sales per average selling square foot:
    Victoria's Secret Stores                        $109          $97            12%         $349         $312           12%
    Bath & Body Works                               $114         $109             5%         $370         $354            5%

Retail sales per average store (thousands):
    Victoria's Secret Stores                        $485         $437            11%       $1,551       $1,407           10%
    Bath & Body Works                               $227         $213             7%         $737         $689            7%

Average store size at end of quarter
   (selling square feet):
    Victoria's Secret Stores                       4,425        4,510           (2%)
    Bath & Body Works                              2,007        1,967             2%

Retail selling square feet at end of
    quarter (thousands):
    Victoria's Secret Stores                       3,924        3,662             7%
    Bath & Body Works                              2,340        2,054            14%


                                             Third Quarter                  Year - to - Date
                                       --------------------------      ---------------------------
                                          1999           1998             1999            1998
                                       -----------    -----------      ------------    -----------
NUMBER OF STORES:

Beginning of period                         1,985          1,799             1,890          1,710
   Opened                                      70             59               174            161
   Closed                                     (2)            (2)              (11)           (15)
                                       -----------    -----------      ------------    -----------
End of period                               2,053          1,856             2,053          1,856
                                       ===========    ===========      ============    ===========

                                                  Number of Stores                           Selling Sq. Ft. (thousands)
                                     ------------------------------------------      --------------------------------------------
                                                                    Change From                                        Change
                                     October 30,     October 31,     Prior Year      October 30,     October 31,     From Prior
                                         1999           1998                             1999            1998           Year
                                     ------------    ------------     -----------     ------------    ------------    -----------
Victoria's Secret Stores                      887             812             75            3,924           3,662            262
Bath & Body Works                           1,166           1,044            122            2,340           2,054            286
                                     ------------    ------------     -----------     ------------    ------------    -----------
Total stores and selling
  square feet                               2,053           1,856            197            6,264           5,716            548
                                     =============   ==============  =============    =============   =============   ===========


NET SALES

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

GROSS INCOME

The third quarter of 1999 gross income rate, expressed as a percentage of sales, increased to 38.8% from 37.7% for the same period in 1998. The rate increase was primarily due to an increase in the merchandise margin rate, particularly at Victoria's Secret Stores. The remaining increase was driven by buying and occupancy expense leverage resulting from a 16% comparable store sales increase at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased to 38.2% from 36.7% in 1998. The rate increase was primarily due to an increase in the merchandise margin rate, both at Victoria's

Secret Stores and Bath & Body Works. The remaining increase was driven by buying and occupancy expense leverage resulting from a 14% comparable store sales increase at Victoria's Secret Stores.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 29.9% in the third quarter of 1999 from 27.8% for the same period in 1998. The rate increase was primarily due to an increase in national advertising investment for the Victoria's Secret brand. The remaining increase was due to increased investments in training and merchandising payroll at Bath & Body Works.

The year-to-date, general, administrative and store operating expense rate increased to 26.3% from 24.9% in 1998. In addition to the reasons discussed above, the rate increase was driven by investment in infrastructure and by relocation costs and higher operating costs associated with moving the Victoria's Secret's Beauty business to New York City.

OPERATING INCOME

The third quarter operating income rate, expressed as a percentage of net sales, was 8.9% in 1999 compared to 9.9% in 1998. The increase in the gross income rate of 1.1% was more than offset by the increase in the general, administrative and store operating expense rate of 2.1%.

The year-to-date operating income rate, expressed as a percentage of net sales, was 11.9% in 1999 and 1998. The increase in the gross income rate of 1.5% was offset by a 1.4% increase in the general, administrative and store operating expense rate .

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                                                    October 30,      January 30,      October 31,
                                                                        1999             1999             1998
                                                                    ------------    --------------    -------------
Working capital                                                          $45,719         $419,097         $303,038
                                                                    ============    ==============    =============

Capitalization:
  Long-term debt                                                        $250,000         $250,000         $250,000
  Shareholders' equity                                                   287,002          608,743          493,921
                                                                    ------------    --------------    -------------
Total capitalization                                                    $537,002         $858,743         $743,921
                                                                    ============    ==============    =============

Net cash used for operating activities totaled $204.9 million for the thirty-nine weeks ended October 30, 1999 versus $25.5 million for the same period in 1998. The change in net cash used for operating activities was primarily driven by an increase in inventories, especially at Victoria's Secret Stores with the `never out of stock' on basics inventory program, and an increase in income tax payments.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included the first quarter cash dividend payment of $0.13 per share and the second and third quarter cash dividend payments of $0.14 per share. Financing activities also included the repurchase of approximately 10.2 million shares of the Company's common stock, of which 8.6 million shares were repurchased from The Limited, for $404.4 million. The stock repurchase program was completed in May 1999. In addition, financing activities included the repayment of $100 million of long-term debt that was due in August 1999. The cash dividend payments, stock repurchase and debt repayment were partially offset by a $550.4 million net increase in The Limited's intercompany cash management account payable (see Note 8 to the Consolidated Financial Statements).

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


(b)      REPORTS ON FORM 8-K

          i.      None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTIMATE BRANDS, INC.
                                              (Registrant)



                                          By /s/ V. Ann Hailey
                                             --------------------------
                                             V. Ann Hailey,
                                             Executive Vice President
                                             and Chief Financial Officer
                                             of The Limited, Inc.*


Date:   April 18, 2000

-----------------------------------

* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTIMATE BRANDS, INC.
                                              (Registrant)



                                          By ________________________
                                             V. Ann Hailey,
                                             Executive Vice President
                                             and Chief Financial Officer
                                             of The Limited, Inc.*




Date: April 18, 2000

------------------------------------

* Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.