Form 10-K405
period 2000-01-29
INTIMATE BRANDS INC
filed 2000-04-25
CIK 945676

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

Commission file number 1-13814

INTIMATE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1436998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three Limited Parkway, P.O. Box 16000, Columbus, Ohio	43216
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (614) 415-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

    Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 24, 2000: $1,464,177,115.

    Number of shares outstanding of the registrant's Common Stock as of March 24, 2000: 39,505,622 shares of Class A common stock; 209,799,538 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's annual report to shareholders for the fiscal year ended January 29, 2000 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 15, 2000 are incorporated by reference into Part III.

PART I

Item 1.  Business.

General.

    Intimate Brands, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of intimate and other women's apparel and personal care products. The Company's retail activities are conducted under two brand names through an integrated retail approach: stores, catalogue and internet. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics. The Company's retail distribution channels offer lingerie, hosiery, swimwear, beauty products and specialty gift items. In addition, the Company's catalogue offers women's apparel, shoes and accessories.

Description of Operations.

General.

    The Company was incorporated on May 16, 1995, and on May 19, 1995 acquired the assets and liabilities of the Intimate Brands businesses in exchange for 210 million shares of Class B common stock issued to The Limited, Inc. ("The Limited"). An initial public offering of 42.7 million shares of the Company's Class A common stock was consummated in the fall of 1995 and, as a result, approximately 84% of the outstanding common stock of the Company was owned by The Limited.

    During 1998, the Company initiated two stock repurchases of the outstanding common stock of the Company. Further information regarding these transactions is contained in Note 1 of the Notes to the Consolidated Financial Statements included in the Intimate Brands, Inc., 1999 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1999 Annual Report") and are incorporated herein by reference.

    As of January 29, 2000, the Company operated retail lingerie and personal care businesses (Victoria's Secret Stores and Bath & Body Works) and a print catalogue and internet business selling lingerie and other women's apparel (Victoria's Secret Catalogue). The following chart reflects the number of stores in operation at January 29, 2000 and January 30, 1999.

	Number of Stores
Retail Businesses	January 29, 2000	January 30, 1999
Victoria's Secret Stores	896	829
Bath & Body Works	1,214	1,061

Total	2,110	1,890

    The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
1995	1,037	260	(4)	1,293
1996	1,293	325	(9)	1,609
1997	1,609	233	*(132)	1,710
1998	1,710	201	(21)	1,890
1999	1,890	241	(21)	2,110

*
Includes 118 stores from the January 31, 1998 closing of Cacique.

    The Company also operates Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and sources a substantial portion of the bath and personal care products sold by the Company. Due to a change in how the operations of Gryphon are integrated into the retail businesses, including changes in intercompany pricing, Gryphon is now included in the retail segment.

    During fiscal year 1999, the Company purchased merchandise from approximately 860 suppliers and factories located throughout the world. The Company sourced approximately 23% of its merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. The Company has established formal polices and procedures designed to address such risks; however, they remain beyond the Company's control. One third party manufacturer accounted for 6% of total goods purchased by the Company.

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

    The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

    The Company views the retail apparel market as having two principal selling seasons, spring and fall. As is consistent with the apparel industry, the Company experiences its peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the fall and Christmas holiday selling periods. During fiscal year 1999, the highest inventory level approximated $800 million at the November 1999 month-end and the lowest inventory level approximated $488 million at the February 1999 month-end.

    Merchandise sales are paid for with cash, by personal check, and with credit cards issued by third parties or The Limited's 31%-owned credit card processing venture, Alliance Data Systems.

    The Company offers its customers a return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar service policies.

    The following is a brief description of the Company's operating businesses, including their respective target markets.

Retail Businesses

    Victoria's Secret Stores—is the world's best known specialty retailer of women's intimate apparel and related products. Victoria's Secret Stores operates over 890 stores nationwide and had net sales of $2.138 billion in 1999.

    Victoria's Secret Beauty—is a leading specialty retailer of high quality beauty products. Victoria's Secret Beauty operates over 45 stand alone stores and over 410 side-by-side and niches within Victoria's Secret lingerie stores and reported net sales of $495 million in 1999. Victoria's Secret Beauty stores and sales are consolidated within Victoria's Secret Stores in the preceding paragraph and in the 1999 Annual Report.

    Bath & Body Works—is the leading mall-based specialty retailer of personal care products. Launched in 1990, Bath & Body Works (including White Barn Candle Company) operates over 1,200 stores nationwide and had net sales of $1.550 billion in 1999.

Catalogue Business

    Victoria's Secret Catalogue—is a leading catalogue retailer of intimate and other women's apparel. At the end of 1999, Victoria's Secret Catalogue launched its own web site, www.VictoriasSecret.com, through which certain of its products may be purchased worldwide. Victoria's Secret Catalogue mailed approximately 365 million catalogues and had net sales of $799 million in 1999.

    Additional information about the Company's business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption "Management's Discussion and Analysis" of the 1999 Annual Report, and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 13 of the Notes to the Consolidated Financial Statements included in the 1999 Annual Report, incorporated herein by reference.

Competition.

    The sale of intimate and other women's apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, and department stores. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Brand image, marketing, fashion design, price service, quality image presentation and fulfillment are the principal competitive factors in catalogue and on-line sales.

    The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel, lingerie and personal care products at retail through stores, catalogues and the Internet.

Associate Relations.

    On January 29, 2000, the Company employed approximately 60,000 associates, 46,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

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

    Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2000 and 2019 and frequently have renewal options.

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

    On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On September 14, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the order of dismissal. The United States Supreme Court denied ATMI's petition for writ of certiorari on April 3, 2000.

    On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Limited, along with certain other defendants filed a petition for a writ of mandamus from the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. That petition has been denied. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Supplemental Item. Executive Officers of The Registrant.

    Set forth below is certain information regarding the executive officers of the Company as of January 29, 2000.

    Leslie H. Wexner, 62, has been Chairman of the Board and Chief Executive Officer of the Company since 1995. Mr. Wexner has been President and Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

    Kenneth B. Gilman, 53, has been Vice Chairman of the Company since 1995. Mr. Gilman has been Vice Chairman and Chief Administrative Officer of The Limited since June 1997 and was Vice Chairman and Chief Financial Officer of The Limited from June 1993 to June 1997 and Executive Vice President and Chief Financial Officer of The Limited for five years prior thereto.

    Cynthia A. Fields, 50, has been President and Chief Executive Officer of Victoria's Secret Catalogue since August 1988, and assumed such position with the Company in 1995. Ms. Fields is also a director of Pathfinder International.

    Grace A. Nichols, 53, has been President and Chief Executive Officer of Victoria's Secret Stores, Inc. since January 1991, and assumed such position with the Company in 1995. Prior to her position as President, Ms. Nichols held the position of Executive Vice President, General Merchandise Manager from 1988 to 1991 and Vice President, General Merchandise Manager from 1986 to 1988 at Victoria's Secret Stores.

    Beth M. Pritchard, 53, has been President and Chief Executive Officer of Bath & Body Works, Inc. since November 1993 and assumed such position with the Company in 1995. Ms. Pritchard also has served as Chief Executive Officer of Victoria's Secret Bath and Fragrance from June 1996 to March 1998. For approximately one and one-half years prior to assuming her position with Bath & Body Works, Ms. Pritchard held the position of Executive Vice President and General Manager at Bath & Body Works. From 1991 until 1993, she was Executive Vice President at Express, a business operated by The Limited. Ms. Pritchard is also a director of Borders Group, Inc.

    All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

Item 5.  Market for The Registrant's Common Equity and Related Stockholder Matters.

    Information regarding markets in which the Company's common stock was traded during fiscal year 1999 and 1998, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal year 1999 and 1998 is set forth under the caption "Market Price and Dividend Information" on page 60 of the 1999 Annual Report and is incorporated herein by reference.

Item 6.  Selected Financial Data.

    Selected financial data is set forth under the caption "Financial Summary" on page 42 of the 1999 Annual Report and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 43 through 48 of the 1999 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

    The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1999 Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of The Registrant.

    Information regarding directors of the Company is set forth under the captions "ELECTIONS OF DIRECTORS—Nominees and directors", "—Information concerning the Board of Directors", "Committees of the Board of Directors and "—Security ownership of directors and management" on pages 5 through 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION—Section 16 (a) beneficial ownership reporting compliance" on page 13 of the Proxy Statement and is incorporated herein by reference. Information regarding the executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

Item 11.  Executive Compensation.

    Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 10 through 14 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS—Security ownership of directors and management" on pages 8 and 9 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 19 of the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS—Nominees and directors" on pages 5 and 6 of the Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1)  List of Financial Statements.

      The following consolidated financial statements of Intimate Brands, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

      Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

      Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      Notes to Consolidated Financial Statements.

      Report of Independent Accountants.

    (a)(2)  List of Financial Statement Schedules.

    All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

    (a)(3)  List of Exhibits.

3.	Articles of Incorporation and Bylaws.
	3.1.	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
	3.2.	Bylaws of the Company adopted October 20, 1995 and as amended April 1, 1999 incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended January 30, 1999.
4.	Instruments Defining the Rights of Security Holders.
	4.1.	Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-92568) (the "Form S-1").
	4.2.	Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.
	4.3.	Restated Bylaws of The Limited, Inc. incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal year ended January 30, 1999.
10.	Material Contracts.
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
10.27.
Supplemental Schedule of Directors and Executive Officers who are Parties to an Indemnification Agreement, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
13.
Excerpts from the 1999 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis", "Financial Statements and Notes" and "Report of Independent Accountants" on pages 42 - 60.
21.	Subsidiaries of the Registrant.
23.	Consent of Independent Accountants.
24.	Powers of Attorney.
27.	Financial Data Schedule.
99.	Annual Report of The Limited, Inc. Savings and Retirement Plan.

    (b)  Reports on Form 8-K.

    On February 17, 2000, the Company filed a report on Form 8-K which contained a press release and related exhibits dated February 16, 2000.

    (c)  Exhibits.

    The exhibits to this report are listed in section (a)(3) of Item 14 above.

    (d)  Financial Statement Schedules.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 2000

INTIMATE BRANDS, INC. (registrant)
By	/s/ V. ANN HAILEY V. Ann Hailey, Executive Vice President and Chief Financial Officer of The Limited, Inc.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2000:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors, President and Chief Executive Officer
/s/ KENNETH B. GILMAN* Kenneth B. Gilman	Director and Vice Chairman
/s/ ROGER D. BLACKWELL* Roger D. Blackwell	Director
/s/ CYNTHIA A. FIELDS* Cynthia A. Fields	Director
/s/ E. GORDON GEE* E. Gordon Gee	Director
/s/ WILLIAM E. KIRWAN* William E. Kirwan	Director

/s/ GRACE A. NICHOLS* Grace A. Nichols	Director
/s/ BETH M. PRITCHARD* Beth M. Pritchard	Director
/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director
/s/ ALEX SHUMATE* Alex Shumate	Director
  *
  The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ KENNETH B. GILMAN Kenneth B. Gilman Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

INTIMATE BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
13	Excerpts from the 1999 Annual Report to Shareholders, including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes", and "Report of Independent Accountants" on pages 42 - 60.
21	Subsidiaries of the Registrant.
23	Consent of Independent Accountants.
24	Powers of Attorney.
27	Financial Data Schedule.
99	Annual Report of The Limited, Inc. Savings and Retirement Plan.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for The Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of The Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX