Form 10-Q
period 2000-05-01
INTIMATE BRANDS INC
filed 2000-06-09
CIK 945676

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13814

INTIMATE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1436998 (I.R.S. Employer Identification No.)
Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (614) 415-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June , 2000
$.01 Par Value	78,869,206 Shares
Class B Common Stock	Outstanding at June , 2000
$.01 Par Value	417,761,600 Shares

INTIMATE BRANDS, INC.
TABLE OF CONTENTS

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income Thirteen Weeks Ended April 29, 2000 and May 1, 1999	3
Consolidated Balance Sheets April 29, 2000, January 29, 2000 and May 1, 1999	4
Consolidated Statements of Cash Flows Thirteen Weeks Ended April 29, 2000 and May 1, 1999	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	11
Part II. Other Information
Item 1. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	17

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Net sales	$1,012,252	$877,821
Costs of goods sold and buying and occupancy costs	(627,878)	(551,229)

Gross income	384,374	326,592
General, administrative and store operating expenses	(268,103)	(231,898)

Operating income	116,271	94,694
Interest expense	(5,350)	(8,864)
Other income	2,259	1,976

Income before income taxes	113,180	87,806
Provision for income taxes	45,300	35,100

Net income	$67,880	$52,706

Net income per share:
Basic	$0.14	$0.10

Diluted	$0.13	$0.10

Dividends per share	$0.070	$0.067

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands)

	April 29, 2000	January 29, 2000	May 1, 1999
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$13,025	$76,373	$15,472
Accounts receivable	17,098	18,135	16,819
Inventories	644,412	583,469	524,754
Other	96,642	93,935	89,832

Total current assets	771,177	771,912	646,877
Property and equipment, net	445,462	449,043	404,890
Other assets	122,967	124,036	81,739

Total assets	$1,339,606	$1,344,991	$1,133,506

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,034	$102,446	$76,700
Current portion of long-term debt	150,000	150,000	100,000
Accrued expenses	202,759	248,729	207,704
Payable to The Limited, Inc.	121,811	23,741	159,177
Income taxes	36,480	128,845	28,273

Total current liabilities	610,084	653,761	571,854
Long-term debt	100,000	100,000	250,000
Deferred income taxes	816	816	3,692
Other long-term liabilities	47,497	45,683	42,050
Shareholders' equity:
Common stock	5,305	2,646	2,527
Paid-in capital	1,213,555	1,217,806	670,723
Retained earnings (deficit)	(80,083)	(113,067)	128,625

	1,138,777	1,107,385	801,875
Less: treasury stock, at average cost	(557,568)	(562,654)	(535,965)

Total shareholders' equity	581,209	544,731	265,910

Total liabilities and shareholders' equity	$1,339,606	$1,344,991	$1,133,506

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Operating activities:
Net income	$67,880	$52,706
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	27,176	27,159
Change in assets and liabilities:
Inventories	(60,943)	(44,858)
Accounts payable and accrued expenses	(49,382)	(41,952)
Income taxes	(92,365)	(84,909)
Other assets and liabilities	(159)	(5,004)

Net cash used for operating activities	(107,793)	(96,858)

Investing activities:
Capital expenditures	(22,223)	(33,222)

Financing activities:
Dividends paid	(34,896)	(33,577)
Repurchase of common stock	—	(365,212)
Change in payable to The Limited, Inc.	98,070	153,317
Stock options and other	3,494	3,250

Net cash provided by (used for) financing activities	66,668	(242,222)

Net decrease in cash and equivalents	(63,348)	(372,302)
Cash and equivalents, beginning of year	76,373	387,774

Cash and equivalents, end of period	$13,025	$15,472

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

    Intimate Brands, Inc. (the Company) includes specialty retail and catalogue operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development (Gryphon). The Limited, Inc. owns 84.1% of the outstanding common stock of the Company.

    The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

    The consolidated financial statements as of and for the periods ended April 29, 2000 and May 1, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

    The consolidated financial statements as of and for the periods ended April 29, 2000 and May 1, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2. Shareholders' Equity and Earnings Per Share

    On May 2, 2000, the Company announced a two-for-one stock split ("split") in the form of a stock dividend to stockholders of record on May 12, 2000 and payable on May 30, 2000. Par value of the common stock will remain $0.01 per share.

    The effect of the stock split has been recognized retroactively in shareholder's equity on the consolidated balance sheet as of April 29, 2000, and in all share and per share data throughout this report. Shareholders' equity has been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares ($2.7 million) from paid in capital to the common stock.

    Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Common shares issued	531,857	531,476
Treasury shares	(33,217)	(26,268)

Basic shares	498,640	505,208
Dilutive effect of stock options and restricted shares	6,212	8,298

Diluted shares	504,852	513,506

    The computation of earnings per diluted share excludes options with an exercise price that was greater than the average market price of the common shares. In 2000, the excluded options totaled

4.0 million of common stock that were outstanding at quarter-end. There were no excluded options for the same period in 1999.

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

4. Property and Equipment, Net

    Property and equipment, net, consisted of (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
Property and equipment, at cost	$955,335	$936,612	$846,403
Accumulated depreciation and amortization	(509,873)	(487,569)	(441,513)

Property and equipment, net	$445,462	$449,043	$404,890

5. Income Taxes

    The Company is included in The Limited's consolidated Federal and certain state income tax groups for income tax purposes and is responsible for its proportionate share of income taxes calculated upon its Federal taxable income at a current estimate of the annual consolidated effective tax rate. Income taxes paid to The Limited during the thirteen weeks ended April 29, 2000 and May 1, 1999 approximated $137.7 million and $120.0 million.

6. Long-term Debt

    Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited.

    Long-term debt consisted of (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
7 1/2% debentures due March 2023	$100,000	$100,000	$100,000
9 1/8% notes due February 2001	150,000	150,000	150,000
8 7/8% notes due August 1999	—	—	100,000

	250,000	250,000	350,000
Less current portion of long-term debt	150,000	150,000	100,000

	$100,000	$100,000	$250,000

    Interest paid during the thirteen weeks ended April 29, 2000 and May 1, 1999, including interest on the intercompany cash management account (see Note 7), approximated $10.7 million and $16.4 million.

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

8. Segment Information

    The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the methods used to distribute products. The retail segment includes the store-based operations of Victoria's Secret Stores and Bath & Body Works and Gryphon. The Catalogue segment consists of the Victoria's Secret Catalogue operations. Sales outside the United States were not significant.

    Segment information for the thirteen weeks ended April 29, 2000 and May 1, 1999 follows (in thousands):

2000	Retail	Catalogue	Corporate	Total
Net sales	$808,477	$203,775		$1,012,252
Operating income (loss)	121,730	20,713	$(26,172)	116,271
Total assets	1,126,344	193,969	19,293	1,339,606
1999	Retail	Catalogue	Corporate	Total
Net sales	$683,814	$194,007		$877,821
Operating income (loss)	98,425	17,101	$(20,832)	94,694
Total assets	965,277	201,726	(33,497)	1,133,506

    In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 14% in the first quarter of 2000 and 10% in the first quarter of 1999 and totaled $702.9 million in 2000 and $616.8 million in 1999.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Intimate Brands, Inc.

    We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of income and cash flows for each of the thirteen-week periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Columbus, Ohio
May 11, 2000, except for the information in Note 2 as to which the date is May 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Net sales for the first quarter of 2000 were $1.0 billion, an increase of 15% from $877.8 million for the first quarter of 1999. Gross income increased 18% to $384.4 million from $326.6 million in 1999 and operating income increased 23% to $116.3 million from $94.7 million in 1999. Earnings per diluted share grew 30% to $0.13 per share, compared to $0.10 per share in 1999.

    Business highlights include the following:

  •
  Victoria's Secret strengthened its brand position with product introductions in the quarter and used all channels of distribution—stores, catalogue and e-commerce—to promote these products. Product initiatives included a relaunch of 'Body by Victoria,' the most successful launch in brand history and the introduction of Dream Angels Halo, the second new fragrance in the "Dream Angels" prestige fragrance collection. Victoria's Secret Stores' sales increased 18% to $499.1 million in 2000 with a comparable store sales increase of 14%. Operating profits grew 34%. Victoria's Secret Catalogue sales increased 5% to $203.8 million while operating profits grew 21%.

  •
  Bath & Body Works' sales increased 18% to $304.4 million, with a comparable store sales increase of 6%. Operating profits grew 19%. Overall, the brand experienced solid customer response to its new product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

  •
  On May 2, 2000, the Company announced a two-for-one stock split of its outstanding common stock to shareholders of record as of May 12, 2000. All share and per share information throughout this report have been retroactively adjusted to reflect this split.

  •
  On May 2, 2000, the Company announced its intention to repurchase up to $200 million of its common stock on a proportionate basis from both the Company's public shareholders and The Limited, Inc.

Financial Summary

    The following summarized financial data compares the thirteen week period ended April 29, 2000 to the comparable 1999 period:

	2000	1999	Change
Net Sales (millions):
Victoria's Secret Stores	$499	$423	18%
Bath & Body Works	304	258	18%
Other (principally Gryphon)	5	3	67%

Total retail sales	808	684	18%
Victoria's Secret Catalogue	204	194	5%

Total net sales	$1,012	$878	15%

Comparable Store Sales:
Victoria's Secret Stores	14%	13%
Bath & Body Works	6%	13%

Total comparable store sales increase	11%	13%

Store Data:
Retail sales increase attributable to new and remodeled stores:
Victoria's Secret Stores	4%	4%
Bath & Body Works	12%	13%
Retail sales per average retail selling square foot:
Victoria's Secret Stores	$126	$113	12%
Bath & Body Works	$120	$121	(1%)
Retail sales per average store (thousands):
Victoria's Secret Stores	$558	$504	11%
Bath & Body Works	$247	$239	3%
Average store size at end of quarter (retail selling square feet):
Victoria's Secret Stores	4,443	4,433	0%
Bath & Body Works	2,066	1,977	5%
Retail selling square feet at end of quarter (thousands):
Victoria's Secret Stores	3,972	3,764	6%
Bath & Body Works	2,582	2,177	19%
Number of Stores:
Beginning of year	2,110	1,890
Opened	38	61
Closed	(4)	(1)

End of period	2,144	1,950

	Number of Stores			Retail Selling Sq. Ft. (thousands)
	April 29, 2000	May 1, 1999	Change From Prior Period	April 29, 2000	May 1, 1999	Change From Prior Period
Victoria's Secret Stores	894	849	45	3,972	3,764	208
Bath & Body Works	1,250	1,101	149	2,582	2,177	405

Total stores and retail selling square feet	2,144	1,950	194	6,554	5,941	613

Net Sales

    Net sales for the first quarter of 2000 increased by 15% to $1.01 billion from $877.8 million in 1999. The increase was primarily due to an 11% increase in comparable store sales and the net addition of 194 new stores (613,000 retail selling square feet).

    In the first quarter of 2000, retail sales increased 18% to $808.5 million from $683.9 million a year ago. Bath & Body Works' sales increased 18% to $304.4 million. The sales increase was primarily attributable to the net addition of 149 new stores (405,000 retail selling square feet), as well as a 6% increase in comparable store sales. Victoria's Secret Stores' sales increased 18% to $499.1 million. The increase was primarily due to a 14% increase in comparable store sales, with the remaining increase coming from the addition of 45 new stores (208,000 retail selling square feet).

    Victoria's Secret Catalogue net sales for the first quarter of 2000 increased 5% to $203.8 million from $194.0 million a year ago. The sales increase was primarily driven by strength in the clothing category and positive intimate apparel sales.

Gross Income

    The first quarter of 2000 gross income rate, expressed as a percentage of net sales, increased to 38.0% from 37.2% for the same period in 1999. The majority of the rate increase was driven by a decrease in buying and occupancy costs. The buying and occupancy expense rate decrease was due to sales leverage at both Victoria's Secret Stores and Bath & Body Works, which together represented 79% of total Company net sales in 2000.

General, Administrative and Store Operating Expenses

    The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 26.5% in the first quarter of 2000 from 26.4% for the same period in 1999. The slight rate increase was primarily due to national advertising investment for the Victoria's Secret brand.

Operating Income

    The operating income rate, expressed as a percentage of net sales, increased to 11.5% in the first quarter of 2000 from 10.8% in 1999. The improvement was primarily driven by the increase in gross income rate.

Interest Expense and Other Income

    The Company incurred $5.4 million in interest expense in the first quarter of 2000 compared to $8.9 million for the same period in 1999. Interest expense relates to term debt and the payable to The Limited, Inc. The decrease in interest expense is primarily due to the payment of $100 million in term debt in August 1999.

    The Company earned $2.3 million in other income in 2000 compared to $2.0 million for the same period in 1999. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7 to the Consolidated Financial Statements).

FINANCIAL CONDITION

    The Company's consolidated balance sheet as of April 29, 2000 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

    Cash provided from operating activities and borrowings from The Limited, Inc. provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures.

    A summary of the Company's working capital position and capitalization follows (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
Working capital	$161,093	$118,151	$75,023

Capitalization:
Long-term debt	$100,000	$100,000	$250,000
Shareholders' equity	581,209	544,731	265,910

Total capitalization	$681,209	$644,731	$515,910

    Net cash used in operating activities totaled $107.8 million for the thirteen weeks ended April 29, 2000 versus $96.9 million for the same period in 1999. The increase in cash used for operations was primarily driven by an increase in inventories and decreases in accounts and income taxes payable.

    Investing activities were all for capital expenditures, which were primarily for new and remodeled stores.

    Financing activities included the quarterly cash dividend payment of $0.07 per share and a $98 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

    Non-cash financing activities include a two-for-one stock split in the form of a stock dividend to stockholders of record on May 12, 2000 and payable on May 30, 2000. Shareholders' equity has been restated as of April 29, 2000 to reflect the reclassification of an amount equal to the par value of the increase in issued common shares ($2.7 million) from paid in capital to the common stock.

    In addition, in May 2000, the Company announced authorization by its Board of Directors to repurchase up to $200 million of its common stock on a proportionate basis from both the open market and The Limited, Inc.

Capital Expenditures

    Capital expenditures, primarily for new and remodeled stores, totaled $22.2 million for the thirteen weeks ended April 29, 2000, compared to $33.2 million for the comparable period of 1999. The Company anticipates spending $260—$290 million in 2000 for capital expenditures, of which $225—$250 million will be for new stores, the relocation and expansion of existing stores and related improvements for the retail business.

    The Company intends to add approximately 800,000 selling square feet in 2000, which will represent a 12% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 250 net new stores and the expansion of approximately 50 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

    On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Limited, along with certain other defendants filed a petition for a writ of mandamus from the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. That petition has been denied. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

    Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 15, 2000. The matters voted upon and the results of the voting were as follows:

    Cynthia A. Fields and E. Gordon Gee were elected to the Board of Directors for a term of three years. Of the 39,505,622 Class A shares and 209,799,538 Class B shares (representing 629,398,614 votes) present in person or represented by proxy at the meeting, the number of votes for and the number of votes as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

Name	Votes For Election	Votes as to Which Voting Authority Withheld
Cynthia A. Fields	664,085,753	325,817
E. Gordon Gee	664,071,783	339,787

    In addition, directors whose term of office continued after the Annual Meeting were: Kenneth B. Gilman, William E. Kirwan, Beth M. Pritchard, Leslie H. Wexner, Roger D. Blackwell, Grace A. Nichols, and Donald B. Shackelford.

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

Date: June 9, 2000

*
Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTIMATE BRANDS, INC. (Registrant)
By	V. Ann Hailey, Executive Vice President and Chief Financial Officer of The Limited, Inc.*

Date: June 9, 2000

*
Ms. Hailey is the principal financial officer of The Limited, Inc. and has been duly authorized to sign on behalf of the Registrant.

QuickLinks

INTIMATE BRANDS, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
INTIMATE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Thousands except per share amounts) (Unaudited)
INTIMATE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands)
INTIMATE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURE
SIGNATURE