Form 10-Q
period 2000-07-29
INTIMATE BRANDS INC
filed 2000-09-08
CIK 945676

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-13814

INTIMATE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1436998 (I.R.S. Employer Identification No.)
Three Limited Parkway, P.O. Box 16000,
Columbus, OH (Address of principal executive offices)	43216 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at August 25, 2000
$.01 Par Value	78,627,707 Shares
Class B Common Stock	Outstanding at August 25, 2000
$.01 Par Value	411,625,902 Shares

INTIMATE BRANDS, INC.

TABLE OF CONTENTS

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income Thirteen and Twenty-six Weeks Ended July 29, 2000 and July 31, 1999	3
Consolidated Balance Sheets July 29, 2000, January 29, 2000 and July 31, 1999	4
Consolidated Statements of Cash Flows Twenty-six Weeks Ended July 29, 2000 and July 31, 1999	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	11
Part II. Other Information
Item 1. Legal Proceedings	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	17

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Net sales	$1,149,779	$1,017,109	$2,162,031	$1,894,930
Costs of goods sold and buying and occupancy costs	(699,657)	(623,244)	(1,327,535)	(1,174,473)

Gross income	450,122	393,865	834,496	720,457
General, administrative and store operating expenses	(279,454)	(237,927)	(547,557)	(469,825)

Operating income	170,668	155,938	286,939	250,632
Interest expense	(5,350)	(7,894)	(10,700)	(16,758)
Other income	872	59	3,131	2,035

Income before income taxes	166,190	148,103	279,370	235,909
Provision for income taxes	66,400	59,200	111,700	94,300

Net income	$99,790	$88,903	$167,670	$141,609

Net income per share:
Basic	$0.20	$0.18	$0.34	$0.28

Diluted	$0.20	$0.18	$0.33	$0.28

Dividends per share	$0.07	$0.067	$0.14	$0.134

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	July 29, 2000	January 29, 2000	July 31, 1999
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$18,043	$76,373	$11,787
Accounts receivable	16,271	18,135	18,414
Inventories	653,888	583,469	561,206
Store supplies	41,971	42,103	37,094
Other	44,913	51,832	40,636

Total current assets	775,086	771,912	669,137
Property and equipment, net	455,156	449,043	413,819
Other assets	124,134	124,036	83,127

Total assets	$1,354,376	$1,344,991	$1,166,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,553	$102,446	$81,051
Current portion of long-term debt	150,000	150,000	100,000
Accrued expenses	214,423	248,729	207,164
Payable to The Limited, Inc.	275,765	23,741	176,366
Income taxes	—	128,845	25,037

Total current liabilities	753,741	653,761	589,618
Long-term debt	100,000	100,000	250,000
Deferred income taxes	128	816	2,785
Other long-term liabilities	48,818	45,683	42,854
Shareholders' equity:
Common stock	5,305	2,646	2,646
Paid-in capital	1,209,939	1,217,806	1,214,958
Retained earnings (deficit)	(15,027)	(113,067)	(360,585)

	1,200,217	1,107,385	857,019
Less: treasury stock, at average cost	(748,528)	(562,654)	(576,193)

Total shareholders' equity	451,689	544,731	280,826

Total liabilities and shareholders' equity	$1,354,376	$1,344,991	$1,166,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999
Operating activities:
Net income	$167,670	$141,609
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	53,930	48,980
Changes in assets and liabilities:
Inventories	(70,419)	(81,310)
Accounts payable and accrued expenses	(23,199)	(38,141)
Income taxes	(132,210)	(89,052)
Other assets and liabilities	16,519	7,310

Net cash provided by (used for) operating activities	12,291	(10,604)

Investing activities:
Capital expenditures	(61,933)	(66,363)

Financing activities:
Dividends paid	(69,630)	(66,724)
Change in payable to The Limited, Inc.	252,024	170,506
Repurchase of common stock	(197,878)	(404,410)
Stock options and other	6,796	1,608

Net cash used for financing activities	(8,688)	(299,020)

Net decrease in cash and equivalents	(58,330)	(375,987)
Cash and equivalents, beginning of year	76,373	387,774

Cash and equivalents, end of period	$18,043	$11,787

    In 1999, noncash financing activities include the addition of $0.1 million common stock and $544.9 million paid-in capital as a result of the 5% stock dividend which resulted in the issuance of 23.6 million additional shares of common stock (see Note 2).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    Intimate Brands, Inc. (the Company) includes specialty retail and catalogue operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, and Gryphon Development. The Limited, Inc. owns 84% of the outstanding common stock of the Company.

    The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

    The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

    The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.  Shareholders' Equity and Earnings Per Share

    On May 2, 2000, the Company declared a two-for-one stock split in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders' equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($2.7 million) from paid-in capital to common stock.

    Additionally, on June 22, 1999, the Company declared a five percent stock dividend to both The Limited and public shareholders of record as of July 2, 1999, which resulted in the issuance of 23.6 million shares of common stock. Accordingly, common stock, paid-in capital and retained earnings were adjusted based on the fair market value of the additional shares issued.

    All share and per share data throughout this report has been restated to reflect the above transactions.

    Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Common shares issued	532,021	531,656	531,939	531,566
Treasury shares	(38,652)	(34,100)	(35,935)	(30,184)

Basic shares	493,369	497,556	496,004	501,382
Dilutive effect of stock options and restricted shares	7,442	9,036	6,828	8,668

Diluted shares	500,811	506,592	502,832	510,050

    The computation of earnings per diluted share excludes options to purchase 0.5 million and 0.1 million shares of common stock at quarter-end 2000 and 1999, because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.  Property and Equipment, Net

    Property and equipment, net, consisted of (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
Property and equipment, at cost	$990,495	$936,612	$869,086
Accumulated depreciation and amortization	(535,339)	(487,569)	(455,267)

Property and equipment, net	$455,156	$449,043	$413,819

5.  Income Taxes

    The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the twenty-six weeks ended July 29, 2000 and July 31, 1999 approximated $244 million and $183 million. Income tax assets of $2.7 million, which were net of income taxes payable of $39.4 million, were included in other current assets at July 29, 2000.

6.  Long-term Debt

    Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited.

    Unsecured long-term debt consisted of (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
7 1/2% Debentures due March 2023	$100,000	$100,000	$100,000
9 1/8% Notes due February 2001	150,000	150,000	150,000
8 7/8% Note paid August 1999	—	—	100,000

	250,000	250,000	350,000
Less: current portion of long-term debt	150,000	150,000	100,000

	$100,000	$100,000	$250,000

    Interest paid during the twenty-six weeks ended July 29, 2000 and July 31, 1999, including interest on the intercompany cash management account (see Note 7), approximated $10.7 million and $16.8 million.

7.  Intercompany Relationship with the Parent

    The Limited provides various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support and merchandise sourcing. To the extent expenditures are specifically identifiable they are charged to the Company. All other service-related costs not specifically attributable to an operating business have been allocated to the Company based upon various allocation methods, which the Company believes are reasonable. The Company and The Limited have entered into intercompany agreements which establish the provision of services in accordance with the terms described above.

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

8.  Segment Information

    The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The retail segment includes the store-based operations of Victoria's Secret Stores and Bath & Body Works, and Gryphon. The Catalogue segment consists of the Victoria's Secret Catalogue operations. Sales outside the United States were not significant.

    Segment information as of and for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 follows (in thousands):

2000	Retail	Catalogue	Corporate	Total
Thirteen Weeks:
Net sales	$916,795	$232,984	—	$1,149,779
Operating income (loss)	174,581	24,540	$(28,453)	170,668
Twenty-six Weeks:
Net sales	1,725,272	436,759	—	2,162,031
Operating income (loss)	296,311	45,253	(54,625)	286,939
Total assets	1,179,233	165,736	9,407	1,354,376
1999	Retail	Catalogue	Corporate	Total
Thirteen Weeks:
Net sales	$792,383	$224,726	—	$1,017,109
Operating income (loss)	149,983	27,256	$(21,301)	155,938
Twenty-six Weeks:
Net sales	1,476,197	418,733	—	1,894,930
Operating income (loss)	248,408	44,357	(42,133)	250,632
Total assets	978,660	184,440	2,983	1,166,083

    In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 11% to $788.7 million for the thirteen weeks ended July 29, 2000, and 12% to $1.492 billion for the twenty-six weeks ended July 29, 2000.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Intimate Brands, Inc.

    We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of July 29, 2000 and July 31, 1999, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company's management.

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
August 15, 2000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Net sales for the second quarter of 2000 were $1.150 billion, an increase of 13% from $1.017 billion for the second quarter of 1999. Gross income increased 14% to $450.1 million from $393.9 million in 1999, and operating income increased 9% to $170.7 million from $155.9 million in 1999. Net income was $99.8 million, an increase of 12% from $88.9 million in 1999. Earnings per share grew 11% to $0.20 per share from $0.18 per share in 1999 (adjusted to reflect the two-for-one stock split declared on May 2, 2000).

Second quarter highlights included the following:

  •
  Victoria's Secret's brand results were driven by new product launches, expanded inventory depth in core basics and a successful semi-annual sale. Victoria's Secret Stores' sales increased 15% to $555.8 million, driven by a 12% comparable store sales increase. Operating profits grew 30% as a result of the sales increase and the absence of the relocation costs incurred in 1999 associated with the move of Victoria's Secret's beauty business to New York City. Victoria's Secret Catalogue sales increased 4% to $233.0 million, while operating profits declined due to increased markdowns and promotional offers.

  •
  Bath & Body Works' sales increased 17% to $354.9 million, driven by the net addition of 177 new stores and a 3% comparable store sales increase. Operating income grew 4%.

  •
  The Company repurchased 8.8 million shares of its common stock for $197.9 million, including 7.4 million shares repurchased from The Limited, Inc.

    Net sales for the twenty-six weeks ended July 29, 2000 were $2.162 billion, an increase of 14% from $1.895 billion in 1999. The increase was driven by a 10% comparable store sales increase and an 11% increase in selling square feet. Gross income increased 16% to $834.5 million from $720.5 million in 1999, and operating income increased 14% to $286.9 million from $250.6 million in 1999. Net income was $167.7 million, an increase of 18% from $141.6 million in 1999. Earnings per share increased 18% to $0.33 per share from $0.28 per share in 1999.

Financial Summary

    The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 29, 2000 to the comparable 1999 periods:

	Second Quarter			Year-To-Date
	2000	1999	Change	2000	1999	Change
Net Sales (millions):
Victoria's Secret Stores	$556	$485	15%	$1,055	$908	16%
Bath & Body Works	355	303	17%	659	561	17%
Other (principally Gryphon)	6	4	N/M	11	7	N/M

Total retail sales	917	792	16%	1,725	1,476	17%
Victoria's Secret Catalogue	233	225	4%	437	419	4%

Total net sales	$1,150	$1,017	13%	$2,162	$1,895	14%

Comparable Store Sales:
Victoria's Secret Stores	12%	13%		13%	13%
Bath & Body Works	3%	9%		5%	11%

Total comparable store sales increase	9%	12%		10%	12%

N/M  Not meaningful

	Second Quarter			Year-To-Date
	2000	1999	Change	2000	1999	Change
Store Data:
Retail sales increase attributable to net new and remodeled stores:
Victoria's Secret Stores	3%	4%		3%	4%
Bath & Body Works	14%	10%		12%	11%
Retail sales per average selling square foot:
Victoria's Secret Stores	$139	$128	9%	$264	$242	9%
Bath & Body Works	$134	$137	(2%)	$253	$259	(2%)
Retail sales per average store (thousands):
Victoria's Secret Stores	$619	$568	9%	$1,175	$1,076	9%
Bath & Body Works	$278	$272	2%	$516	$513	1%
Average store size at end of quarter (selling square feet):
Victoria's Secret Stores	4,443	4,435	0%
Bath & Body Works	2,087	1,988	5%
Selling square feet at end of quarter (thousands):
Victoria's Secret Stores	4,008	3,810	5%
Bath & Body Works	2,719	2,238	21%
Number of Stores:
Beginning of period	2,144	1,950		2,110	1,890
Opened	64	43		102	104
Closed	(3)	(8)		(7)	(9)

End of period	2,205	1,985		2,205	1,985

	Number of Stores			Selling Sq. Ft. (thousands)
	July 29, 2000	July 31, 1999	Change	July 29, 2000	July 31, 1999	Change
Victoria's Secret Stores	902	859	43	4,008	3,810	198
Bath & Body Works	1,303	1,126	177	2,719	2,238	481

Total stores and selling square feet	2,205	1,985	220	6,727	6,048	679

Net Sales

    Net sales for the second quarter of 2000 increased 13% to $1.150 billion from $1.017 billion in 1999. The net sales increase was primarily due to a 9% increase in comparable store sales and the net addition of 220 new stores.

    In the second quarter of 2000, retail sales increased 16% to $916.8 million from $792.4 million in 1999. Bath & Body Works' sales increase was primarily attributable to the net addition of 177 new stores. Victoria's Secret Stores' sales increased 15% to $555.8 million from $485.0 million in 1999. The sales increase was primarily due to a 12% increase in comparable store sales, with the remaining increase coming from the addition of 43 new stores.

    Victoria's Secret Catalogue net sales for the second quarter of 2000 increased 4% to $233.0 million from $224.7 million a year ago. This sales increase was due to favorable results on certain lingerie styles, sportswear and shoes.

    Year-to-date net sales in 2000 increased 14% to $2.162 billion from $1.895 billion in 1999. The net sales increase was primarily due to a 10% increase in comparable store sales and the net addition of 220 new stores.

Gross Income

    The second quarter of 2000 gross income rate, expressed as a percentage of sales, increased to 39.1% from 38.7% for the same period in 1999. The rate improvement was primarily due to positive buying and occupancy expense leverage, driven by a 12% increase in comparable store sales at Victoria's Secret Stores. The buying and occupancy expense leverage was partially offset by a decline in the merchandise margin rate, primarily due to increased markdowns and promotional offers at Victoria's Secret Catalogue.

    The 2000 year-to-date gross income rate increased to 38.6% from 38.0% in 1999. In addition to the factors described above, the gross income rate was favorably impacted by a decline in the buying and occupancy expense rate at Bath & Body Works.

General, Administrative and Store Operating Expenses

    The general, administrative and store operating expense rate, expressed as a percentage of net sales, increased to 24.3% in the second quarter of 2000 from 23.4% for the same period in 1999. The rate increase was primarily driven by investments in product development and store selling at Bath & Body Works, partially offset by the absence of the relocation costs incurred in 1999 associated with the move of Victoria's Secret's beauty business to New York City.

    The 2000 year-to-date general, administrative and store operating expense rate increased to 25.3% from 24.8% in 1999, primarily due to the reasons discussed above.

Operating Income

    The second quarter operating income rate, expressed as a percentage of net sales, was 14.8% compared to 15.3% in 1999. The rate decrease was primarily due to the increase in the general, administrative and store operating expense rate, which more than offset the improved gross income rate.

    The year-to-date operating income rate was 13.3% in 2000 and 13.2% in 1999, as the improved gross income rate was offset by an increase in the general, administrative and store operating expense rate.

Interest Expense and Other Income

    Second quarter and year-to-date interest expense was $5.3 million and $10.7 million in 2000 compared to $7.9 million and $16.8 million in 1999, respectively. The interest expense is primarily for the Company's long-term debt. The second quarter and year-to-date decreases are due to the payment of $100 million in term debt in August 1999.

    The Company earned $0.9 million and $3.1 million of other income in the second quarter and year-to-date periods in 2000, compared to $0.1 million and $2.0 million for the same periods in 1999. The other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7 to the Consolidated Financial Statements).

FINANCIAL CONDITION

    The Company's consolidated balance sheet as of July 29, 2000 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

    Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
Working capital	$21,345	$118,151	$79,519

Capitalization:
Long-term debt	$100,000	$100,000	$250,000
Shareholders' equity	451,689	544,731	280,826

Total capitalization	$551,689	$644,731	$530,826

    Net cash provided by operating activities totaled $12.3 million for the twenty-six weeks ended July 29, 2000 versus net cash used for operating activities of $10.6 million for the same period in 1999. The change in net cash provided from operating activities was primarily driven by increased net income.

    Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

    Financing activities in 2000 included two quarterly cash dividend payments of $0.07 per share. In addition, financing activities included the repurchase of 1.4 million shares of the Company's common stock from its public shareholders for $31.4 million. Additionally, the Company repurchased 7.4 million shares from the Limited for $166.5 million. The repurchases were proportionate and did not change The Limited's 84% ownership interest in the Company. The cash dividend payment and stock repurchase were offset by a $252 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

    In 1999, financing activities included a proportionate repurchase of 3.0 million shares of the Company's common stock from its public shareholders for $62.6 million, and 16.4 million shares from The Limited for $341.8 million.

Capital Expenditures

    Capital expenditures, primarily for new and remodeled stores, totaled $61.9 million for the twenty-six weeks ended July 29, 2000, compared to $66.4 million for the comparable period of 1999. The Company anticipates spending $270 - $290 million in 2000 for capital expenditures, of which $225 - $250 million will be for new stores and for remodeling of and improvements to existing stores.

    The Company intends to add approximately 700,000 selling square feet in 2000, which will represent a 11% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 250 net new stores and the expansion of approximately 40 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Adoption of New Accounting Standards

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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

    On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs have filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. 9th Circuit Court of Appeals, both of which are pending. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

INTIMATE BRANDS, INC. (Registrant)
By	/s/ MICHAEL D. NEWMAN Michael D. Newman, Chief Financial Officer*

Date: September 8, 2000

*
Mr. Newman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
INTIMATE BRANDS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Accountants
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE