Form 10-Q
period 2000-10-28
INTIMATE BRANDS INC
filed 2000-12-11
CIK 945676

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13814

   INTIMATE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1436998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  Three Limited Parkway, P.O. Box 16000, Columbus, OH 43230

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at November 24, 2000
$.01 Par Value	79,016,999 Shares
Class B Common Stock	Outstanding at November 24, 2000
$.01 Par Value	411,635,902 Shares

INTIMATE BRANDS, INC.
TABLE OF CONTENTS

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income Thirteen and Thirty-nine Weeks Ended October 28, 2000 and October 30, 1999	3
Consolidated Balance Sheets October 28, 2000, January 29, 2000 and October 30, 1999	4
Consolidated Statements of Cash Flows Thirty-nine Weeks Ended October 28, 2000 and October 30, 1999	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	12
Part II. Other Information
Item 1. Legal Proceedings	18
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	19

PART I—FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Net sales	$925,108	$814,158	$3,087,139	$2,709,088
Costs of goods sold and buying and occupancy costs	(566,089)	(498,480)	(1,888,824)	(1,672,953)

Gross income	359,019	315,678	1,198,315	1,036,135
General, administrative and store operating expenses	(278,900)	(243,620)	(831,257)	(713,445)

Operating income	80,119	72,058	367,058	322,690
Interest expense	(8,023)	(7,915)	(18,723)	(24,673)
Other income	—	—	3,131	2,035

Income before income taxes	72,096	64,143	351,466	300,052
Provision for income taxes	28,900	25,700	140,600	120,000

Net income	$43,196	$38,443	$210,866	$180,052

Net income per share:
Basic	$0.09	$0.08	$0.43	$0.36

Diluted	$0.09	$0.08	$0.42	$0.35

Dividends per share	$0.07	$0.07	$0.21	$0.21

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands)

	October 28, 2000	January 29, 2000	October 30, 1999
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$24,252	$76,373	$21,038
Accounts receivable	19,775	18,135	18,394
Inventories	869,415	583,469	795,744
Stores supplies	45,715	42,103	38,536
Other	86,017	51,832	47,295

Total current assets	1,045,174	771,912	921,007
Property and equipment, net	517,285	449,043	423,569
Other assets	122,305	124,036	112,275

Total assets	$1,684,764	$1,344,991	$1,456,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,242	$102,446	$125,838
Current portion of long-term debt	150,000	150,000	—
Accrued expenses	192,596	248,729	186,098
Payable to The Limited, Inc.	580,279	23,741	556,227
Income taxes	—	128,845	7,125

Total current liabilities	1,059,117	653,761	875,288
Long-term debt	100,000	100,000	250,000
Deferred income taxes	12,168	816	—
Other long-term liabilities	49,902	45,683	44,561
Shareholders' equity:
Common stock	5,305	2,646	2,646
Paid-in capital	1,215,143	1,217,806	1,215,183
Retained earnings (deficit)	(6,151)	(113,067)	(357,041)

	1,214,297	1,107,385	860,788
Less: treasury stock, at average cost	(750,720)	(562,654)	(573,786)

Total shareholders' equity	463,577	544,731	287,002

Total liabilities and shareholders' equity	$1,684,764	$1,344,991	$1,456,851

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999
Operating activities:
Net income	$210,866	$180,052
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	82,281	77,385
Changes in assets and liabilities:
Accounts receivable	(1,640)	(2,767)
Inventories	(285,946)	(315,848)
Accounts payable and accrued expenses	(22,337)	(14,420)
Income taxes	(149,878)	(136,816)
Other assets and liabilities	9,387	7,513

Net cash used for operating activities	(157,267)	(204,901)

Investing activities:
Capital expenditures	(155,827)	(110,409)

Financing activities:
Repayment of long-term debt	—	(100,000)
Change in payable to The Limited, Inc.	556,538	550,367
Repurchase of common stock	(197,878)	(404,410)
Dividends paid	(103,950)	(101,623)
Stock options and other	6,263	4,240

Net cash provided by (used for) financing activities	260,973	(51,426)

Net decrease in cash and equivalents	(52,121)	(366,736)
Cash and equivalents, beginning of year	76,373	387,774

Cash and equivalents, end of period	$24,252	$21,038

In 1999, noncash financing activities include the addition of $0.1 million common stock and $544.9 million paid-in capital as a result of the 5% stock dividend which resulted in the issuance of 23.6 million additional shares of common stock.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
Basis of Presentation

  Intimate Brands, Inc. (the Company) includes specialty retail and direct response (catalogue and e-commerce) operations, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Direct, and Bath & Body Works. The Limited, Inc. owns 84% of the outstanding common stock of the Company.

  The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

  In September 2000, the Company formed a joint venture with Shiseido Co., Ltd. to develop, market and sell new lines of prestige beauty products. Because the Company has the ability to significantly influence the joint venture's operations and financial policies, the Company's investment in the joint venture is accounted for on the equity method.

  The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

  The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

2.
Shareholders' Equity and Earnings Per Share

  On May 2, 2000, the Company declared a two-for-one stock split ("stock split") in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders' equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($2.7 million) from paid-in capital to common stock. All share and per share data throughout this report has been restated to reflect the stock split.

  Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Common shares issued	532,069	531,676	531,982	531,602
Treasury shares	(41,783)	(33,634)	(37,884)	(31,334)

Basic shares	490,286	498,042	494,098	500,268
Dilutive effect of stock options and restricted shares	6,154	7,584	6,603	8,307

Diluted shares	496,440	505,626	500,701	508,575

  The computation of earnings per diluted share excludes options to purchase 1.1 million and 0.5 million shares of common stock at quarter-end 2000 and 1999, because the options' exercise price was greater than the average market price of the common shares during the period.

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

4.
Property and Equipment, Net

  Property and equipment, net, consisted of (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
Property and equipment, at cost	$1,061,588	$936,612	$890,123
Accumulated depreciation and amortization	(544,303)	(487,569)	(466,554)

Property and equipment, net	$517,285	$449,043	$423,569

5.
Income Taxes

  The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes and is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income taxes paid to The Limited during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 approximated $283 million and $250 million. Income tax assets of $32.4 million were included in other current assets at October 28, 2000. Income tax assets of $27 million were included in other assets at October 30, 1999.

6.
Long-term Debt

  Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 concurrent with any prepayment of the corresponding debt by The Limited.

  Unsecured long-term debt consisted of (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
7 1/2% Debentures due March 2023	$100,000	$100,000	$100,000
9 1/8% Notes due February 2001	150,000	150,000	150,000

	250,000	250,000	250,000
Less: current portion of long-term debt	150,000	150,000	—

	$100,000	$100,000	$250,000

  Interest paid during the thirty-nine weeks ended October 28, 2000 and October 30, 1999, including interest on the intercompany cash management account (see Note 7), approximated $24.1 million and $34.1 million.

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

8.
Segment Information

  The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The retail segment includes the store-based operations of Victoria's Secret Stores and Bath & Body Works. The VS Direct segment consists of the Victoria's Secret Direct catalogue and e-commerce operations. Sales outside the United States were not significant.

  Segment information as of and for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 follows (in thousands):

2000	Retail	VS Direct	Corporate	Total
Thirteen Weeks:
Net sales	$792,465	$132,643	—	$925,108
Operating income (loss)	104,271	2,689	($26,841)	80,119
Thirty-nine Weeks:
Net sales	2,517,737	569,402	—	3,087,139
Operating income (loss)	400,582	47,942	(81,466)	367,058
Total assets	1,375,730	210,527	98,507	1,684,764

1999	Retail	VS Direct	Corporate	Total
Thirteen Weeks:
Net sales	$690,337	$123,821	—	$814,158
Operating income (loss)	90,653	306	($18,901)	72,058
Thirty-nine Weeks:
Net sales	2,166,534	542,554	—	2,709,088
Operating income (loss)	342,509	44,663	(64,482)	322,690
Total assets	1,137,601	221,269	97,981	1,456,851

  In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand grew 9% to $597.9 million for the thirteen weeks ended October 28, 2000, and 12% to $2.089 billion for the thirty-nine weeks ended October 28, 2000.

9.
Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended and clarified by SFAS No. 138. SFAS No. 133, as amended, is effective for the Company's 2001 fiscal year. It requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. With respect to SFAS No. 133, the Company has been educating Company personnel, identifying and documenting the Company's use of derivative instruments, including embedded derivatives, and addressing other related issues. Due to the Company's limited use of derivatives, management does not believe that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or its financial position.

  Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," will be effective in the fourth quarter of 2000 and addresses the classification of shipping and handling fees and costs.

  EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives.

  The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which will be effective in the fourth quarter of 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues.

  The Company has determined that adopting the provisions of the above EITF Issues and SAB No. 101 will not have a material impact on its consolidated financial statements.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Intimate Brands, Inc.

    We have reviewed the accompanying condensed consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of October 28, 2000 and October 30, 1999, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income and shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 14, 2000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Net sales for the third quarter of 2000 were $925.1 million, an increase of 14% from $814.2 million for the third quarter of 1999. Gross income increased 14% to $359.0 million from $315.7 million in 1999, and operating income increased 11% to $80.1 million from $72.1 million in 1999. Net income was $43.2 million, an increase of 12% from $38.4 million in 1999. Earnings per share grew 13% to $0.09 per share from $0.08 per share in 1999 (adjusted to reflect the two-for-one stock split declared on May 2, 2000).

    Third quarter business highlights included the following:

  •
  Victoria's Secret Stores' sales increased 10% to $465.2 million, driven by an 8% comparable store sales increase. Operating income grew 9%. Victoria's Secret Direct sales increased 7% to $132.6 million while operating income increased to $2.7 million in 2000 from nearly breakeven in 1999. Victoria's Secret's brand results were driven by demand for the Body by Victoria seamless lingerie collection, new product introductions and the Dream Angels fine fragrance line.

  •
  Bath & Body Works' sales increased 22% to $317.0 million, driven by the net addition of 244 new stores and a 5% comparable store sales increase. The business launched entries into the performance hair and face care category for the first time in September with strong results. These product initiatives and new store additions helped produce a 27% gain in Bath & Body Works' operating income.

    Net sales for the thirty-nine weeks ended October 28, 2000 were $3.087 billion, an increase of 14% from $2.709 billion in 1999. The increase was driven by a 9% comparable store sales increase and a 9% increase in selling square feet. Gross income increased 16% to $1.198 billion from $1.036 billion in 1999, and operating income increased 14% to $367.1 million from $322.7 million in 1999. Net income was $210.9 million, an increase of 17% from $180.1 million in 1999. Earnings per share increased 20% to $0.42 per share from $0.35 per share in 1999.

Financial Summary

    The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 28, 2000 to the comparable 1999 periods:

	Third Quarter			Year-To-Date
	2000	1999	Change	2000	1999	Change
Net Sales (millions):
Victoria's Secret Stores	$465	$423	10%	$1,520	$1,331	14%
Bath & Body Works	317	260	22%	976	820	19%
Other (principally Gryphon)	10	7	N/M	22	15	N/M

Total retail sales	792	690	15%	2,518	2,166	16%
Victoria's Secret Direct	133	124	7%	569	543	5%

Total net sales	$925	$814	14%	$3,087	$2,709	14%

Comparable Store Sales:
Victoria's Secret Stores	8%	16%		11%	14%
Bath & Body Works	5%	10%		5%	11%

Total comparable store sales increase	6%	13%		9%	13%

N/M  Not meaningful

	Third Quarter			Year-To-Date
	2000	1999	Change	2000	1999	Change
Store Data:
Retail sales increase attributable to net new and remodeled stores:
Victoria's Secret Stores	2%	6%		3%	6%
Bath & Body Works	17%	9%		14%	11%
Retail sales per average selling square foot:
Victoria's Secret Stores	$115	$109	6%	$377	$349	8%
Bath & Body Works	$111	$114	(3%)	$357	$370	(4%)
Retail sales per average store (thousands):
Victoria's Secret Stores	$508	$485	5%	$1,668	$1,551	8%
Bath & Body Works	$234	$227	3%	$744	$737	1%
Average store size at end of quarter (selling square feet):
Victoria's Secret Stores	4,416	4,425	0%
Bath & Body Works	2,112	2,007	5%
Retail selling square feet at end of quarter (thousands):
Victoria's Secret Stores	4,094	3,924	4%
Bath & Body Works	2,978	2,340	27%
Number of Stores:
Beginning of period	2,205	1,985		2,110	1,890
Opened	136	70		238	174
Closed	(4)	(2)		(11)	(11)

End of period	2,337	2,053		2,337	2,053

	Number of Stores		Selling Sq. Ft. (thousands)
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Victoria's Secret Stores	927	887	4,094	3,924
Bath & Body Works	1,410	1,166	2,978	2,340

Total stores and selling square feet	2,337	2,053	7,072	6,264

Net Sales

    Net sales for the third quarter of 2000 increased 14% to $925.1 million from $814.2 million in 1999. The net sales increase was primarily due to the net addition of 284 new stores and a 6% increase in comparable store sales.

    In the third quarter of 2000, retail sales increased 15% to $792.5 million from $690.3 million in 1999. Bath & Body Works' sales increase was primarily attributable to the net addition of 244 new stores and a 5% increase in comparable store sales. Victoria's Secret Stores' sales increase of 10% was primarily due to an 8% increase in comparable store sales, with the remaining increase resulting from the net addition of 40 stores.

    Victoria's Secret Direct net sales for the third quarter of 2000 increased 7% to $132.6 million from $123.8 million a year ago. This sales increase was due to favorable results on shared bra styles with Victoria's Secret Stores and strong clothing results.

    Year-to-date net sales in 2000 increased 14% to $3.087 billion from $2.709 billion in 1999. The net sales increase was due to a 9% increase in comparable store sales and the net addition of 284 new stores.

Gross Income

    The third quarter of 2000 gross income rate, expressed as a percentage of sales, of 38.8% was flat to last year. The positive buying and occupancy expense leverage, driven by an 8% increase in comparable stores sales at Victoria's Secret Stores and leverage of catalogue expenses at Victoria's Secret Direct, was offset by a decline in the merchandise margin rate, primarily due to promotional offers at Victoria's Secret Stores and Victoria's Secret Direct.

    The 2000 year-to-date gross income rate increased to 38.8% from 38.2% in 1999. The rate improvement was primarily due to positive buying and occupancy expense leverage, offset by a slight decline in the merchandise margin rate. These rate changes were primarily due to the factors discussed above.

General, Administrative and Store Operating Expenses

    The general, administrative and store operating expense rate, expressed as a percentage of sales, increased to 30.1% in the third quarter of 2000 from 29.9% for the same period in 1999. The rate increase was primarily driven by increased investments in product development and store selling at Bath & Body Works and Victoria's Secret Stores, partially offset by slightly lower marketing expenses at Victoria's Secret Stores.

    The 2000 year-to-date general, administrative and store operating expense rate increased to 26.9% from 26.3% in 1999, primarily due to increased investments in product development and store selling at Bath & Body Works.

Operating Income

    The third quarter operating income rate, expressed as a percentage of sales, was 8.7% compared to 8.9% in 1999. The rate decrease was primarily due to the increase in the general, administrative and store operating expense rate.

    The 2000 year-to-date operating income rate of 11.9% was flat to last year, as the improved gross income rate was offset by an increase in the general, administrative and store operating expense rate.

Interest Expense and Other Income

    Third quarter and year-to-date interest expense was $8.0 million and $18.7 million in 2000 compared to $7.9 million and $24.7 million in 1999, respectively. The interest expense is primarily for the Company's long-term debt. The year-to-date decrease is due to the repayment of $100 million in term debt in August 1999.

    The Company did not earn other income in the third quarter of 2000 or 1999. The Company earned $3.1 million and $2.0 million of other income in the year-to-date periods in 2000 and 1999. This other income was primarily interest income earned from excess net cash from operations managed through The Limited's centralized cash management system (see Note 7 to the Consolidated Financial Statements).

FINANCIAL CONDITION

    A detailed discussion of the Company's liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

    Cash provided from operating activities and cash funding from The Limited's centralized cash management system provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
Working capital (deficit)	$(13,943)	$118,151	$45,719

Capitalization:
Long-term debt	$100,000	$100,000	$250,000
Shareholders' equity	463,577	544,731	287,002

Total capitalization	$563,577	$644,731	$537,002

    Net cash used for operating activities totaled $157.3 million for the thirty-nine weeks ended October 28, 2000 versus net cash used for operating activities of $204.9 million for the same period in 1999. The change in net cash used for operating activities was primarily driven by increased net income and less inventory growth compared to 1999.

    Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

    Financing activities in 2000 included three quarterly cash dividend payments of $0.07 per share. In addition, financing activities included the repurchase of 1.4 million shares of the Company's common stock from its public shareholders for $31.4 million. Additionally, the Company repurchased 7.4 million shares from The Limited for $166.5 million. The repurchases were proportionate and did not change The Limited's 84% ownership interest in the Company. The cash dividend payment and stock repurchase were offset by a $556.5 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

    In 1999, financing activities included the repayment of $100 million of long-term debt and three quarterly cash dividend payments. In addition, financing activities included a proportionate repurchase of approximately 20.4 million shares of the Company's common stock for $404.4 million, of which 17.2 million shares were repurchased from The Limited, for $341.8 million. The above cash outflows were offset by a $550.4 million net increase in The Limited, Inc. intercompany cash management account payable.

Capital Expenditures

    Capital expenditures, primarily for new and remodeled stores, totaled $155.8 million for the thirty-nine weeks ended October 28, 2000, compared to $110.4 million for the comparable period of 1999. The Company anticipates spending $225 to $250 million in 2000 for capital expenditures, of which $200 to $225 million will be for new stores and for remodeling of and improvements to existing stores.

    The Company intends to add approximately 760,000 selling square feet in 2000, which will represent a 12% increase over year-end 1999. It is anticipated the increase will result from the addition of approximately 275 net new stores and the expansion of approximately 40 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended and clarified by SFAS No. 138. SFAS No. 133, as amended, is effective for the Company's 2001 fiscal year. It requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. With respect to SFAS No. 133, the Company has been educating Company personnel, identifying and documenting the Company's use of derivative instruments, including embedded derivatives, and addressing other related issues. Due to the Company's limited use of derivatives, management does not believe that the adoption of SFAS No. 133 will have a significant effect on the Company's results of operations or its financial position.

    Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," will be effective in the fourth quarter of 2000 and addresses the classification of shipping and handling fees and costs.

    EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives.

    The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which will be effective in the fourth quarter of 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues.

    The Company has determined that adopting the provisions of the above EITF Issues and SAB No. 101 will not have a material impact on its consolidated financial statements.

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

    On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000, denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs have filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. 9th Circuit Court of Appeals. The Motion for Emergency Stay was granted on November 3, 2000. The Petition for a Writ of Mandamus remains pending. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

INTIMATE BRANDS, INC. (Registrant)
By:	/s/ V. ANN HAILEY V. Ann Hailey, Executive Vice President and Chief Financial Officer of The Limited, Inc.*

Date: December 8, 2000

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
PART II—OTHER INFORMATION
SIGNATURE