Form 10-K405
period 2001-02-03
INTIMATE BRANDS INC
filed 2001-04-24
CIK 945676

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 3, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

Commission file number 1-13814

INTIMATE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1436998 (IRS Employer Identification No.)
Three Limited Parkway, P.O. Box 16000, Columbus, Ohio (Address of principal executive offices)	43230 (Zip Code)

Registrant's telephone number, including area code (614) 415-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 Par Value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

    Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 30, 2001: $1,141,492,544.

    Number of shares outstanding of the registrant's Common Stock as of March 30, 2001: 79,292,144 shares of Class A common stock; 411,635,902 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's annual report to shareholders for the fiscal year ended February 3, 2001 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 21, 2001 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

    The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend" and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms.

    Refer to Exhibit 99.1 for cautionary statements relating to forward-looking information.

    The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1. Business.

General.

    Intimate Brands, Inc., a Delaware corporation (the "Company") includes specialty retail stores and direct response (catalog and e-commerce) businesses, which offer women's intimate and other apparel, personal care products and accessories. The Company consists of Victoria's Secret Stores, Victoria's Secret Direct, and Bath & Body Works. The Limited, Inc. ("The Limited") owns approximately 84% of the outstanding common stock of the Company, which initiated public ownership on October 24, 1995.

Description of Operations.

General.

    As of February 3, 2001, the Company operated retail lingerie and personal care businesses (Victoria's Secret Stores and Bath & Body Works) and a direct response (catalog and e-commerce) business selling lingerie and other women's apparel (Victoria's Secret Direct). The following chart reflects the number of stores in operation at February 3, 2001 and January 29, 2000.

	Number of Stores
Retail Businesses	February 3, 2001	January 29, 2000
Victoria's Secret Stores	958	896
Bath & Body Works	1,432	1,214

Total	2,390	2,110

    The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
1996	1,293	325	(9)	1,609
1997	1,609	233	*(132)	1,710
1998	1,710	201	(21)	1,890
1999	1,890	241	(21)	2,110
2000	2,110	305	(25)	2,390

*
Includes 118 stores from the January 31, 1998 closing of Cacique.

    During fiscal year 2000, the Company purchased merchandise from approximately 890 suppliers and factories located throughout the world. The Company sourced approximately 30% of its merchandise through Mast Industries, Inc., a wholly-owned contract manufacturing subsidiary of The Limited. In addition to purchases from Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single manufacturer.

    Most of the merchandise and related materials for the Company's retail stores and direct response (catalog and e-commerce) businesses is shipped to distribution centers owned by The Limited in the Columbus, Ohio area, where the merchandise is received and inspected. The Limited uses common and contract carriers to distribute merchandise and related materials to the Company's stores. The Company pays outbound freight for stores to The Limited based on weight shipped. Victoria's Secret Direct, which represents the direct response business, contracts and ships to its customers via independent third parties including the U.S. Postal Service. The Company's divisions generally have dedicated distribution facilities and capabilities and no division receives priority over any other division. There are no distribution channels between the retail divisions.

    The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

    The Company views the retail apparel market as having two principal selling seasons, spring and fall. As is consistent with the apparel industry, the Company experiences its peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the fall and Christmas holiday selling periods. During fiscal year 2000, the highest inventory level was $890 million at November 2000 month-end and the lowest inventory level was $598 million at February 2000 month-end.

    Merchandise sales are paid for with cash, by personal check, and with credit cards issued by third parties or The Limited's 31%-owned credit card processing venture, Alliance Data Systems.

    The Company offers its customers a return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar service policies.

    The following is a brief description of the Company's operating businesses.

Retail Businesses

    Victoria's Secret Stores—is the leading specialty retailer of women's intimate apparel and related products. Victoria's Secret Stores had net sales of $2.339 billion in 2000 and operated 958 stores nationwide.

    Victoria's Secret Beauty—is a leading specialty retailer of high quality beauty products. Victoria's Secret Beauty had net sales of $534 million in 2000 and operated 80 stand-alone stores and 400 side-by-side locations and niches within Victoria's Secret lingerie stores. Victoria's Secret Beauty stores and sales are consolidated within Victoria's Secret Stores in the preceding paragraph and in the 2000 Annual Report.

    Bath & Body Works—is the leading specialty retailer of personal care products. Launched in 1990, Bath & Body Works (including White Barn Candle Company) had net sales of $1.785 billion in 2000 and operated 1,432 stores nationwide.

Direct Response Business

    Victoria's Secret Direct—is a leading catalog and e-commerce retailer of intimate and other women's apparel. Victoria's Secret Direct mailed approximately 368 million catalogs and had net sales of $962 million in 2000. Through its web site, www.VictoriasSecret.com, certain of its products may be purchased worldwide.

    Additional information about the Company's business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption "Management's Discussion and Analysis" of the 2000 Annual Report, and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 13 of the Notes to the Consolidated Financial Statements included in the 2000 Annual Report, incorporated herein by reference.

Competition.

    The sale of women's intimate and other apparel, personal care products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, and department stores. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company's direct response business competes with numerous national and regional catalog and e-commerce merchandisers. Brand image, marketing, fashion design, price, service, quality image presentation and fulfillment are the principal competitive factors in catalog and e-commerce sales.

    The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel, lingerie and personal care products through retail stores, catalogs and e-commerce.

Associate Relations.

    On February 3, 2001, the Company employed approximately 69,000 associates, 53,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

Item 2. Properties.

    The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Kettering, Ohio, and Rio Rancho, New Mexico.

    The distribution and shipping facilities are owned by The Limited and are leased by the Company under fifteen year leases, with options to renew.

    Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 2000 and 2020 and frequently have renewal options.

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

    On January 13, 1999, two complaints were filed against the Company's parent, The Limited, and one of its subsidiaries, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to The Limited (some of which have sold goods to The Limited) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter the claims alleged or relief sought. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay which was denied by a panel of the U.S. 9th Circuit Court of Appeals on March 22, 2001. Plaintiffs have indicated an intention to seek a rehearing en banc. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

Supplemental Item. Executive Officers of The Registrant.

    Set forth below is certain information regarding the executive officers of the Company.

    Leslie H. Wexner, 63, has been Chairman of the Board and Chief Executive Officer of the Company since 1995. Mr. Wexner has been Chief Executive Officer of The Limited since he founded The Limited in 1963 and has been Chairman of the Board of Directors of The Limited for more than five years.

    Grace A. Nichols, 54, has been President and Chief Executive Officer of Victoria's Secret Stores, Inc. since January 1991, and assumed such position with the Company in 1995. Ms. Nichols has also been a member of the Board of Directors of the Company since 1995. Prior to her position as President, Ms. Nichols held the position of Executive Vice President, General Merchandise Manager from 1988 to 1991 and Vice President, General Merchandise Manager from 1986 to 1988 at Victoria's Secret Stores.

    Beth M. Pritchard, 54, has been President and Chief Executive Officer of Bath & Body Works, Inc. since November 1993 and assumed such position with the Company in 1995. Ms. Pritchard has also been a member of the Board of Directors of the Company since 1995. Ms. Pritchard served as Chief Executive Officer of Victoria's Secret Bath and Fragrance from June 1996 to March 1998. For approximately one and one-half years prior to assuming her position with Bath & Body Works, Ms. Pritchard held the position of Executive Vice President and General Manager at Bath & Body Works. From 1991 until 1993, she was Executive Vice President at Express, a business operated by The Limited.

    Leonard A. Schlesinger, 48, has been an executive officer of the Company since May 2000. Mr. Schlesinger has also been Executive Vice President and Chief Operating Officer of The Limited since March 2001 and was Executive Vice President, Organization, Leadership and Human Resources of The Limited from October 1999 until March 2001. Mr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also Professor of Business Administration at Harvard Business School ("Harvard") from 1988 to 1998 and served as the Senior Associate Dean and Director of External Relations at Harvard from July 1994 until October 1995.

    Tracey Thomas Travis, 38, was appointed to Vice President, Finance and Chief Financial Officer of the Company on April 9, 2001. Ms. Travis was Chief Financial Officer for Rexam Beverage Can Americas from April 1999 to February 2001. Prior to Rexam, Ms. Travis held various finance and general management positions at the Pepsi-Cola Company from 1989 to 1999.

    All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

Item 5. Market for The Registrant's Common Equity and Related Stockholder Matters.

    Information regarding markets in which the Company's common stock was traded during fiscal year 2000 and 1999, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal year 2000 and 1999 is set forth under the caption "Market Price and Dividend Information" on page 35 of the 2000 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data.

    Selected financial data is set forth under the caption "Ten-Year Selected Financial Data" on page 26 of the 2000 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 27 through 29 of the 2000 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The information required by this item is set forth on pages 29 and 34 of the 2000 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

    The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 2000 Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of The Registrant.

    Information regarding directors of the Company is set forth under the captions "ELECTIONS OF DIRECTORS—Nominees and directors", "—Information concerning the Board of Directors", "Committees of the Board of Directors" and "—Security ownership of directors and management" on pages 5 through 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION—Section 16 (a) beneficial ownership reporting compliance" on page 16 of the Proxy Statement and is incorporated herein by reference. Information regarding the executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

Item 11. Executive Compensation.

    Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 12 through 16 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS—Security ownership of directors and management" on pages 8 and 9 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 21 of the Proxy Statement and is incorporated herein by reference.

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
The following consolidated financial statements of Intimate Brands, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:
Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.
Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.
Consolidated Statements of Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.
Notes to Consolidated Financial Statements.
Report of Independent Accountants.
(a)(2)	List of Financial Statement Schedules.
All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.
(a)(3)	List of Exhibits.
	3.	Articles of Incorporation and Bylaws.
		3.1.	Amended and Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
		3.2.	Bylaws of the Company adopted October 20, 1995 and as amended April 1, 1999 incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended January 30, 1999.
	4.	Instruments Defining the Rights of Security Holders.
		4.1.	Specimen Certificate of Class A Common Stock of the Company incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-92568) (the "Form S-1").
		4.2.	Certificate of Incorporation of The Limited, Inc. incorporated by reference to Exhibit 4.2 to the Company's Form S-1.
		4.3.	Restated Bylaws of The Limited, Inc. incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal year ended January 30, 1999.
	10.	Material Contracts.
		10.1.	Services Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
		10.2.	Credit Card Processing Agreement by World Financial Network National Bank and Victoria's Secret Stores, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

10.3.	Credit Card Processing Agreement by World Financial Network National Bank and Victoria's Secret Catalogue, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.4.	Corporate Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.5.	Tax Sharing Agreement by Intimate Brands, Inc. and The Limited, Inc., dated October 23, 1995 incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.6.	Lease Agreement by and between Distribution Land Corp. and Victoria's Secret Stores, Inc., dated January 31, 1999.
10.7.	Building Lease Agreement by Distribution Land Corp. and Victoria's Secret Catalogue, Inc., dated June 1, 1995 incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.8.	Lease Agreement by and between Distribution Land Corp. and Bath & Body Works, Inc., dated January 31, 1999.
10.9.	Not Used.
10.10.	Not Used.
10.11.	Not Used.
10.12.	Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.13.	Shared Facilities Agreement by Structure, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.14.	Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.15.	Shared Facilities Agreement by Express, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.16.	Shared Facilities Agreement by The Limited London-Paris-New York, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
10.17.	Not Used.
10.18.	Not Used.
10.19.	Shared Facilities Agreement by Express, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.

		10.20.	Shared Facilities Agreement by Lerner New York, Inc. and Bath & Body Works, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
		10.21.	Not Used.
		10.22.	Shared Facilities Agreement by Express, Inc. and Victoria's Secret Stores, Inc., dated October 25, 1995 incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
		10.23.	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.
		10.24.	Intimate Brands, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.
		10.25.	Intimate Brands, Inc. 1995 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995.
		10.26.	Form of Indemnification Agreement between the Company and the directors and officers of the Company incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996.
		10.27.	Supplemental Schedule of Directors and Executive Officers who are Parties to an Indemnification Agreement, incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999.
		10.28.	Form of Indemnification Agreement between the Company and a Director of the Company.
	13.	Excerpts from the 2000 Annual Report to Shareholders, including "Ten-Year Selected Financial Data", "Management's Discussion and Analysis", "Financial Statements and Notes," and "Report of Independent Accountants" on pages 26-35.
	21.	Subsidiaries of the Registrant.
	23.	Consent of Independent Accountants.
	24.	Powers of Attorney.
	99.	Annual Report of The Limited, Inc. Savings and Retirement Plan.
	99.1	Cautionary Statements Relating to Forward-Looking Information.
(b)	Reports on Form 8-K.
None.
(c)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 14 above.
(d)	Financial Statement Schedule.
Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2001
INTIMATE BRANDS, INC. (registrant)
	By:	/s/ TRACEY THOMAS TRAVIS Tracey Thomas Travis Vice President, Finance and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 2001, unless otherwise noted:

Signature	Title
/s/ LESLIE H. WEXNER*	Chairman of the Board of Directors, President and Chief Executive Officer
/s/ ROGER D. BLACKWELL*	Director
/s/ E. GORDON GEE*	Director
/s/ WILLIAM E. KIRWAN*	Director
/s/ GRACE A. NICHOLS*	Director
/s/ BETH M. PRITCHARD*	Director
/s/ DONALD B. SHACKELFORD*	Director
/s/ DONNA A. JAMES*	Director (as of March 23, 2001)
*
The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ V. ANN HAILEY V. Ann Hailey Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

INTIMATE BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
10.6	Lease Agreement by and between Distribution Land Corp. and Victoria's Secret Stores, Inc., dated January 31, 1999.
10.8	Lease Agreement by and between Distribution Land Corp. and Bath & Body Works, Inc., dated January 31, 1999.
10.28	Form of Indemnification Agreement between the Company and a Director of the Company.
13
Excerpts from the 2000 Annual Report to Shareholders, including "Ten-Year Selected Financial Data", "Management's Discussion and Analysis", "Financial Statements and Notes", and "Report of Independent Accountants" on pages 26-35.
21	Subsidiaries of the Registrant.
23	Consent of Independent Accountants.
24	Powers of Attorney.
99	Annual Report of The Limited, Inc. Savings and Retirement Plan.
99.1	Cautionary Statements Relating to Forward-Looking Information.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE:
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for The Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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