Form 10-Q
period 2001-05-05
INTIMATE BRANDS INC
filed 2001-06-18
CIK 945676

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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
(Address of principal executive offices)(Zip Code)

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

    Yes   X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at May 25, 2001
$.01 Par Value	79,387,487 Shares
Class B Common Stock	Outstanding at May 25, 2001
$.01 Par Value	411,635,902 Shares

INTIMATE BRANDS, INC.

TABLE OF CONTENTS

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
Thirteen Weeks Ended May 5, 2001 and April 29, 2000	4
Consolidated Balance Sheets
May 5, 2001, February 3, 2001 and April 29, 2000	5
Consolidated Statements of Cash Flows
Thirteen Weeks Ended May 5, 2001 and April 29, 2000	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend" and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
Net sales	$1,027,908	$1,044,742
Costs of goods sold, buying and occupancy	(664,075)	(644,169)

Gross income	363,833	400,573
General, administrative and store operating expenses	(303,019)	(284,302)

Operating income	60,814	116,271
Interest expense	(2,061)	(5,350)
Other income (expense), net	(459)	2,259

Income before income taxes	58,294	113,180
Provision for income taxes	23,200	45,300

Net income	$35,094	$67,880

Net income per share:
Basic	$0.07	$0.14

Diluted	$0.07	$0.13

Dividends per share	$0.07	$0.07

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	May 5, 2001	February 3, 2001	April 29, 2000
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$18,513	$8,923	$13,025
Accounts receivable	13,149	13,974	17,098
Inventories	639,432	632,389	644,412
Stores supplies	47,035	46,220	43,568
Other	54,191	56,205	92,515

Total current assets	772,320	757,711	810,618
Property and equipment, net	557,025	560,451	445,462
Other assets	136,748	139,186	122,967

Total assets	$1,466,093	$1,457,348	$1,379,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,075	$113,080	$99,034
Current portion of long-term debt	—	—	150,000
Accrued expenses	236,484	288,985	194,522
Payable to The Limited, Inc.	250,490	113,063	121,811
Income taxes	51,843	120,825	75,921

Total current liabilities	641,892	635,953	641,288
Long-term debt	100,000	100,000	100,000
Deferred income taxes	—	—	816
Other long-term liabilities	57,121	56,067	55,734
Shareholders' equity:
Common stock	5,318	5,318	5,305
Paid-in capital	1,214,910	1,215,278	1,213,555
Retained earnings (deficit)	181,860	181,100	(80,083)

	1,402,088	1,401,696	1,138,777
Less: treasury stock, at average cost	(735,008)	(736,368)	(557,568)

Total shareholders' equity	667,080	665,328	581,209

Total liabilities and shareholders' equity	$1,466,093	$1,457,348	$1,379,047

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
Operating activities:
Net income	$35,094	$67,880
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	31,548	27,176
Changes in assets and liabilities:
Inventories	(7,043)	(60,943)
Accounts payable and accrued expenses	(62,506)	(49,382)
Income taxes	(68,982)	(92,365)
Other assets and liabilities	9,040	(159)

Net cash used for operating activities	(62,849)	(107,793)

Investing activities:
Capital expenditures	(31,526)	(22,223)

Financing activities:
Net increase in payable to The Limited, Inc.	137,427	98,070
Dividends paid	(34,334)	(34,896)
Proceeds from exercise of stock options and other	872	3,494

Net cash provided by financing activities	103,965	66,668

Net increase (decrease) in cash and equivalents	9,590	(63,348)
Cash and equivalents, beginning of year	8,923	76,373

Cash and equivalents, end of period	$18,513	$13,025

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

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company's share of the net income or loss of those unconsolidated entities is included in other income (expense).

    The consolidated financial statements as of and for the thirteen week periods ended May 5, 2001 and April 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

    The consolidated financial statements as of and for the thirteen week periods ended May 5, 2001 and April 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Earnings Per Share and Shareholders' Equity

    Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

    Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
Common shares issued	532,222	531,857
Treasury shares	(41,299)	(33,217)

Basic shares	490,923	498,640
Dilutive effect of stock options and restricted stock	4,121	6,212

Diluted shares	495,044	504,852

    The computation of earnings per diluted share excludes options to purchase 5.6 million and 4.0 million shares of common stock at quarter-end 2001 and 2000, because the options' exercise price was greater than the average market price of the common shares during the period.

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

3. Inventories

    The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4. Property and Equipment, Net

    Property and equipment, net, consisted of (thousands):

	May 5, 2001	February 3, 2001	April 29, 2000
Property and equipment, at cost	$1,153,713	$1,134,143	$955,335
Accumulated depreciation and amortization	(596,688)	(573,692)	(509,873)

Property and equipment, net	$557,025	$560,451	$445,462

5. Income Taxes

    The provision for income taxes is based on the current estimate of the annual effective tax rate. Current income tax obligations are treated as having been settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Such amounts were $92.1 million and $137.7 million for the thirteen weeks ended May 5, 2001 and April 29, 2000. Other assets included long-term deferred tax assets of $18.6 million at May 5, 2001 and February 3, 2001. Other current assets included current deferred tax assets of $12.2 million at May 5, 2001 and February 3, 2001 and $39.4 million at April 29, 2000.

6. Long-term Debt

    Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 1/2% debentures are subject to early redemption beginning in 2003 at specified declining premiums concurrent with any prepayment of the corresponding debt by The Limited.

Long-term debt consisted of (thousands):

	May 5, 2001	February 3, 2001	April 29, 2000
7 1/2% Debentures due March 2023	$100,000	$100,000	$100,000
9 1/8% Notes due February 2001	—	—	150,000

	100,000	100,000	250,000
Less: current portion of long-term debt	—	—	150,000

	$100,000	$100,000	$100,000

    Interest paid during the thirteen weeks ended May 5, 2001 and April 29, 2000, including interest on the intercompany cash management account (see Note 7), was $3.9 million and $10.7 million.

7. Intercompany Relationship with the Parent

    The Limited provides various services to the Company including, among other things, merchandise sourcing, real estate management, store design and construction supervision, inbound and outbound transportation, financial support (certain tax, treasury, accounting and audit), aircraft, legal, corporate development, risk management, human resources (certain management and benefit plan administration) and government affairs services. To the extent expenditures are specifically identifiable they are charged to the Company. All other service-related costs not specifically attributable to an operating business have been allocated to the Company based upon various allocation methods, which the Company believes are reasonable. The Company and The Limited have entered into intercompany agreements which establish the provision of services in accordance with the terms described above.

    The Company participates in The Limited's centralized cash management system. Under this system, cash received from the Company's operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. The intercompany cash management account is an interest-earning asset or interest-bearing liability of the Company. Interest on the intercompany cash management account is calculated based on the Federal Reserve AA Composite 30-day rate.

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

8. Segment Information

    The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The retail segment includes the store-based operations of Victoria's Secret Stores and Bath & Body Works. The VS Direct segment consists of the Victoria's Secret Direct catalog and e-commerce operations. Sales outside the United States were not significant.

    Segment information as of and for the thirteen weeks ended May 5, 2001 and April 29, 2000 follows (in thousands):

2001	Retail	VS Direct	Corporate	Total
Net sales	$801,806	$226,102	—	$1,027,908
Operating income (loss)	82,903	9,573	$(31,662)	60,814
Total assets	1,182,263	186,564	97,266	1,466,093
2000	Retail	VS Direct	Corporate	Total
Net sales	$802,086	$242,656	—	$1,044,742
Operating income (loss)	121,730	20,713	$(26,172)	116,271
Total assets	1,079,061	193,969	106,017	1,379,047

    In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand for the first quarter of 2001 decreased 4% to $705.8 million from $738.3 million in 2000.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Intimate Brands, Inc.:

    We have reviewed the accompanying consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of May 5, 2001 and April 29, 2000, and the related consolidated statements of income and of cash flows for each of the thirteen-week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
May 21, 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    Net sales for the first quarter of 2001 were $1.028 billion, a decrease of 2% from $1.045 billion for the first quarter of 2000. Gross income decreased 9% to $363.8 million from $400.6 million in 2000, and operating income decreased 48% to $60.8 million from $116.3 million in 2000. The operating income decline resulted primarily from a sales decline of 2% and from increased store selling and occupancy expenses. Net income was $35.1 million, a decrease of 48% from $67.9 million in 2000. Earnings per share decreased to $0.07 per share from $0.13 per share in 2000.

    On its May 21, 2001 earnings call, the Company stated that it expected negative sales trends to continue and that store selling and occupancy expenses would be higher in the second quarter of 2001 versus last year. As a result, the Company stated that it expected second quarter earnings would be down significantly from last year.

Financial Summary

    The following summarized financial and statistical data compares the thirteen week period ended May 5, 2001 to the comparable 2000 period:

	2001	2000	Change
Net Sales (millions):
Victoria's Secret Stores	$480	$496	(3)%
Bath & Body Works	320	301	6%
Other	2	5	N/M

Total retail sales	802	802	0%
Victoria's Secret Direct	226	243	(7)%

Total net sales	$1,028	$1,045	(2)%

Comparable Store Sales:
Victoria's Secret Stores	(7)%	14%
Bath & Body Works	(8)%	6%

Total comparable store sales increase (decrease)	(7)%	11%

N/M    Not meaningful

	2001	2000	Change
Store Data:
Retail sales increase attributable to net new and remodeled stores:
Victoria's Secret Stores	4%	4%
Bath & Body Works	14%	12%
Retail sales per average selling square foot:
Victoria's Secret Stores	$114	$125	(9)%
Bath & Body Works	$104	$119	(13)%
Retail sales per average store (thousands):
Victoria's Secret Stores	$499	$554	(10)%
Bath & Body Works	$220	$244	(10)%
Average store size at end of quarter (selling square feet):
Victoria's Secret Stores	4,391	4,443	(1)%
Bath & Body Works	2,132	2,066	3%
Selling square feet at end of quarter (thousands):
Victoria's Secret Stores	4,242	3,972	7%
Bath & Body Works	3,140	2,582	22%
Number of Stores:
Beginning of year	2,390	2,110
Opened	51	38
Closed	(2)	(4)

End of period	2,439	2,144

	Number of Stores		Selling Sq. Ft. (Thousands)
	May 5, 2001	April 29, 2000	May 5, 2001	April 29, 2000
Victoria's Secret Stores	966	894	4,242	3,972
Bath & Body Works	1,473	1,250	3,140	2,582

Total stores and selling square feet	2,439	2,144	7,382	6,554

Net Sales

    Net sales for the first quarter of 2001 decreased 2% to $1.028 billion from $1.045 billion in 2000. The net sales decline was primarily due to a 7% decrease in comparable store sales and a 7% decrease in sales at Victoria's Secret Direct, partially offset by an increase from the net addition of 295 new stores (828,000 selling square feet).

    Retail sales of $801.8 million for the first quarter of 2001 were relatively flat to sales of $802.1 million in 2000. Victoria's Secret Stores' sales decrease of 3% to $479.7 million was primarily due to a 7% decrease in comparable store sales, resulting from a decrease in both the number of transactions and average sales price per unit and poor performance in certain merchandise categories, particularly sleepwear. The decline was partially offset by the net addition of 72 stores (270,000 selling square feet). Bath & Body Works' sales increase of 6% to $319.8 million was primarily attributable to the net addition of 223 new stores (558,000 selling square feet), partially offset by an 8% decrease in comparable store sales as new product launches were not as successful as planned.  Net sales at Victoria's Secret Direct decreased 7% to $226.1 million as improved performance in bras and swimwear was more than offset by unfavorable results in other merchandise categories.

Gross Income

    For the first quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 35.4% from 38.3% for the same period in 2000. The rate decrease was principally due to an increase in the buying and occupancy expense rate due to the inability to achieve leverage on store-related costs as comparable store sales decreased 7%. In addition, the buying and occupancy expense rate increase was due to the continuing expansion of Bath & Body Works' stores into non-mall locations, which, although highly profitable, typically have higher occupancy costs as a percentage of net sales.

General, Administrative and Store Operating Expenses

    The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 29.5% in the first quarter of 2001 from 27.2% for the same period in 2000. General, administrative and store operating expenses increased 7% due to higher store selling expenses resulting from the net addition of 295 new stores and higher labor costs. At Victoria's Secret Stores, higher average wage rates more than offset a reduction in payroll hours. Bath & Body Works experienced an increase in average wage rates and an increase in payroll hours due to new store additions.

Operating Income

    The first quarter operating income rate (expressed as a percentage of net sales) decreased to 5.9% from 11.1% for the same period in 2000. The rate decrease was due to the 2.9% decrease in the gross income rate and the 2.3% increase in the general, administrative and store operating expense rate.

Interest Expense and Other Income (Expense)

    First quarter interest expense was $2.1 million in 2001 compared to $5.4 million in 2000. The interest expense is primarily for the Company's long-term debt. The decrease in interest expense was primarily due to the repayment of $150 million in debt in February 2001.

    The Company incurred $0.5 million in other expense in 2001 compared to earnings of $2.3 million for the same period in 2000. The decrease in other income (expense) was primarily due to the use of cash that was previously invested to repay $150 million in debt.

FINANCIAL CONDITION

Liquidity and Capital Resources

    Cash provided from operating activities and borrowings from The Limited provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):

	May 5, 2001	February 3, 2001	April 29, 2000
Working capital	$130	$122	$169

Capitalization:
Long-term debt	$100	$100	$100
Shareholders' equity	667	665	581

Total capitalization	$767	$765	$681

    Net cash used for operating activities totaled $63 million for the thirteen weeks ended May 5, 2001 versus net cash used for operating activities of $108 million for the same period in 2000. The change in net cash used for operating activities was primarily driven by less inventory growth compared to 2000.

    Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

    Financing activities in the first quarter of 2001 included cash dividend payments of $0.07 per share and a $137 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures

    Capital expenditures, primarily for new and remodeled stores, totaled $32 million for the thirteen weeks ended May 5, 2001, compared to $22 million for the comparable period of 2000. The increase is a combination of accelerated store openings, timing of certain expenditures and an overall increase in planned capital expenditures versus the prior year. The Company anticipates spending $280 to $310 million in 2001 for capital expenditures, of which $250 to $275 million will be for new stores and for remodeling of and improvements to existing stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

    The Company intends to add approximately 900,000 selling square feet in 2001, which will represent a 13% increase over year-end 2000. It is anticipated the increase will result from the addition of approximately 280 new stores and the expansion of 59 stores, partially offset by the closing of 15 stores.

Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended and clarified by SFAS No. 138, was adopted by the Company in the first quarter of 2001. SFAS No. 133 requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. Because the Company's use of derivatives is limited, the adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position.

    EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The

Company has determined that adopting the provisions of the EITF Issue will not have a material impact on its results of operations or its financial position.

Impact of Inflation

    The Company's results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes the effects of inflation, if any, on the results of operations and financial condition have been minor.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk of the Company's financial instruments as of May 5, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 21, 2001. The matters voted upon and the results of the voting were as follows:

    a) William E. Kirwan, Beth M. Pritchard, and Leslie H. Wexner were elected to the Board of Directors for a term of three years. Of the 1,303,798,649 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which voting authority was withheld in the election were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
William E. Kirwan	1,302,300,879	1,497,770
Beth M. Pritchard	1,297,444,231	6,354,418
Leslie H. Wexner	1,297,186,474	6,612,175

    In addition, directors whose term of office continued after the Annual Meeting were: Roger D. Blackwell, Grace A. Nichols, Donald B. Shackelford, E. Gordon Gee, and Donna A. James.

    b) The Company's Amended and Restated Certificate of Incorporation previously authorized the issuance of 1,155,000,000 shares of Capital Stock, of which 1,100,000,000 shares were Common Stock and 55,000,000 shares were Preferred Stock. The shareholders were asked to consider and vote upon a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 1,100,000,000 to 2,200,000,000. Of the 1,303,798,649 shares present in person or represented by proxy at the meeting, 1,280,413,293 shares were voted for the proposal, 23,286,501 shares were voted against the proposal, and 98,855 shares abstained from voting with respect to the proposal.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 31, 2001.

15.
Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)
Reports on Form 8-K.

  None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTIMATE BRANDS, INC. (Registrant)
By	/s/ TRACEY THOMAS TRAVIS Tracey Thomas Travis, Vice President, Finance and Chief Financial Officer of Intimate Brands, Inc.

Date: June 18, 2001

QuickLinks

INTIMATE BRANDS, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Report of Independent Accountants
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE