Form 10-Q
period 2001-08-04
INTIMATE BRANDS INC
filed 2001-09-17
CIK 945676

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended AUGUST 4, 2001
                                    --------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________



                         Commission file number 1-13814



                              INTIMATE BRANDS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 31-1436998
  ---------------------------------       ------------------------------------
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

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS A COMMON STOCK                 OUTSTANDING AT AUGUST 31,  2001
      ----------------------               ----------------------------------
          $.01 Par Value                            80,646,359 Shares


       CLASS B COMMON STOCK                 OUTSTANDING AT AUGUST 31, 2001
      ----------------------               ----------------------------------
          $.01 Par Value                           411,635,902 Shares

                              INTIMATE BRANDS, INC.

                                TABLE OF CONTENTS



                                                                       PAGE NO.

Part I.  Financial Information

   Item 1.  Financial Statements
      Consolidated Statements of Income
         Thirteen and Twenty-six Weeks Ended
         August 4, 2001 and July 29, 2000..............................   4


      Consolidated Balance Sheets
         August 4, 2001, February 3, 2001 and July 29, 2000............   5

      Consolidated Statements of Cash Flows
         Twenty-six Weeks Ended
         August 4, 2001 and July 29, 2000..............................   6


      Notes to Consolidated Financial Statements.......................   7

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition............... 13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 18


Part II. Other Information


   Item 1.  Legal Proceedings........................................... 19

   Item 5.  Other Information........................................... 20

   Item 6.  Exhibits and Reports on Form 8-K............................ 21

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend" and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. See the Company's Annual Report on Form 10-K for a more detailed discussion of these matters and other risk factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                  Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                              -----------------------------       -----------------------------
                                                               August 4,         July 29,          August 4,         July 29,
                                                                 2001              2000              2001              2000
                                                              -----------       -----------       -----------       -----------
Net sales                                                     $ 1,150,940       $ 1,190,888       $ 2,178,848       $ 2,235,630

Costs of goods sold, buying and occupancy                        (714,840)         (724,657)       (1,378,915)       (1,368,826)
                                                              -----------       -----------       -----------       -----------

Gross income                                                      436,100           466,231           799,933           866,804

General, administrative and store operating expenses             (318,529)         (295,563)         (621,548)         (579,865)
                                                              -----------       -----------       -----------       -----------

Operating income                                                  117,571           170,668           178,385           286,939

Interest expense                                                   (2,361)           (5,350)           (4,422)          (10,700)

Other income (expense), net                                          (884)              872            (1,343)            3,131
                                                              -----------       -----------       -----------       -----------

Income before income taxes                                        114,326           166,190           172,620           279,370

Provision for income taxes                                         45,400            66,400            68,600           111,700
                                                              -----------       -----------       -----------       -----------

Net income                                                    $    68,926       $    99,790       $   104,020       $   167,670
                                                              ===========       ===========       ===========       ===========

Net income per share:

      Basic                                                   $      0.14       $      0.20       $      0.21       $      0.34
                                                              ===========       ===========       ===========       ===========

      Diluted                                                 $      0.14       $      0.20       $      0.21       $      0.33
                                                              ===========       ===========       ===========       ===========

Dividends per share                                           $      0.07       $      0.07       $      0.14       $      0.14
                                                              ===========       ===========       ===========       ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                         August 4,            February 3,             July 29,
                                                           2001                  2001                   2000
                                                        -----------           -----------           -----------
                                                        (Unaudited)                                 (Unaudited)
                     ASSETS

Current assets:
     Cash and equivalents                               $    15,650           $     8,923           $    18,043
     Accounts receivable                                     10,805                13,974                16,271
     Inventories                                            609,328               632,389               653,888
     Stores supplies                                         45,465                46,220                41,971
     Other                                                   56,035                56,205                81,686
                                                        -----------           -----------           -----------

Total current assets                                        737,283               757,711               811,859

Property and equipment, net                                 583,817               560,451               455,156

Other assets                                                138,319               139,186               124,134
                                                        -----------           -----------           -----------


Total assets                                            $ 1,459,419           $ 1,457,348           $ 1,391,149
                                                        ===========           ===========           ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $   102,866           $   113,080           $   113,553
     Current portion of long-term debt                         --                    --                 150,000
     Accrued expenses                                       229,967               288,985               205,829
     Payable to The Limited, Inc.                           216,932               113,063               275,765
     Income taxes                                            41,834               120,825                36,773
                                                        -----------           -----------           -----------


Total current liabilities                                   591,599               635,953               781,920

Long-term debt                                              100,000               100,000               100,000

Deferred income taxes                                            --                    --                   128

Other long-term liabilities                                  55,806                56,067                57,412


Shareholders' equity:
     Common stock                                             5,318                 5,318                 5,318
     Paid-in capital                                      1,208,623             1,215,278             1,209,926
     Retained earnings (deficit)                            216,365               181,100               (15,027)
                                                        -----------           -----------           -----------

                                                          1,430,306             1,401,696             1,200,217

     Less: treasury stock, at average cost                 (718,292)             (736,368)             (748,528)
                                                        -----------           -----------           -----------

Total shareholders' equity                                  712,014               665,328               451,689
                                                        -----------           -----------           -----------

Total liabilities and shareholders' equity              $ 1,459,419           $ 1,457,348           $ 1,391,149
                                                        ===========           ===========           ===========


              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.

                     INTIMATE BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                     Twenty-six Weeks Ended
                                                                   ---------------------------
                                                                   August 4,         July 29,
                                                                      2001             2000
                                                                   ---------         ---------
Operating activities:
   Net income                                                      $ 104,020         $ 167,670
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                   66,782            55,865
      Changes in assets and liabilities:
         Inventories                                                  23,061           (70,419)
         Accounts payable and accrued expenses                       (69,232)          (23,199)
         Income taxes                                                (78,991)         (132,210)
         Other assets and liabilities                                  9,319            14,584
                                                                   ---------         ---------

Net cash provided by operating activities                             54,959            12,291
                                                                   ---------         ---------

Investing activities:
   Capital expenditures                                              (93,927)          (61,933)
                                                                   ---------         ---------

Financing activities:
   Net increase in payable to The Limited, Inc.                      103,879           252,024
   Repurchase of common stock                                             --          (197,878)
   Dividends paid                                                    (68,755)          (69,630)
   Proceeds from exercise of stock options and other                  10,571             6,796
                                                                   ---------         ---------


Net cash provided by (used for) financing activities                  45,695            (8,688)
                                                                   ---------         ---------


Net increase (decrease) in cash and equivalents                        6,727           (58,330)
Cash and equivalents, beginning of year                                8,923            76,373
                                                                   ---------         ---------


Cash and equivalents, end of period                                $  15,650         $  18,043
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

      The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

      Weighted average common shares outstanding (thousands):

                                                Thirteen Weeks Ended        Twenty-six Weeks Ended
                                             --------------------------    -------------------------
                                              August 4,      July 29,       August 4,      July 29,
                                                 2001          2000           2001           2000
                                             ----------     -----------    ----------     ----------
      Common shares issued                     532,572        532,021        532,397        531,939
      Treasury shares                          (40,912)       (38,652)       (41,105)       (35,935)
                                              --------       --------       --------       --------
      Basic shares                             491,660        493,369        491,292        496,004
      Dilutive effect of stock options
         and restricted shares                   3,282          7,442          3,701          6,828
                                              --------       --------       --------       --------
      Diluted shares                           494,942        500,811        494,993        502,832
                                              ========       ========       ========       ========

      The quarterly computation of earnings per diluted share excludes options to purchase 5.5 million and 0.5 million shares of common stock at August 4, 2001 and July 29, 2000, and the year-to-date computation of earnings per diluted share excludes options to purchase 5.6 million and 2.3 million shares, because the options' exercise prices were greater than the average market price of the common shares during the period.

3.    Inventories

      The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total selling season.

4.    Property and Equipment, Net

      Property and equipment, net, consisted of (thousands):

                                                August 4,        February 3,         July 29,
                                                  2001              2001               2000
                                               -----------       -----------       -----------
      Property and equipment, at cost          $ 1,199,508       $ 1,134,143       $   990,495
      Accumulated depreciation and
        amortization                              (615,691)         (573,692)         (535,339)
                                               -----------       -----------       -----------

      Property and equipment, net              $   583,817       $   560,451       $   455,156
                                               ===========       ===========       ===========

5.    Income Taxes

      The provision for income taxes is based on the current estimate of the annual effective tax rate. Current income tax obligations are treated as having been settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Such amounts were $147.3 million and $244.0 million for the twenty-six weeks ended August 4, 2001 and July 29, 2000. Other current assets included current deferred tax assets of $12.7 million at August 4, 2001, $12.2 million at February 3, 2001 and $39.4 million at July 29, 2000. Other assets included long-term deferred tax assets of $18.6 million at August 4, 2001 and February 3, 2001.

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

      Long-term debt consisted of (thousands):

                                                 August 4,     February 3,    July 29,
                                                   2001           2001          2000
                                                -----------   -------------  ----------
        7 1/2% Debentures due March 2023         $100,000       $100,000      $100,000
        9 1/8% Notes due February 2001               --             --         150,000
                                                 --------       --------      --------

                                                  100,000        100,000       250,000
          Less: current portion of
          long-term debt                             --             --         150,000
                                                 --------       --------      --------

                                                 $100,000       $100,000      $100,000
                                                 ========       ========      ========

      Interest paid during the twenty-six weeks ended August 4, 2001 and July 29, 2000, including interest on the intercompany cash management account (see Note 7), was $4.4 million and $10.7 million.

7.    Intercompany Relationship with the Parent

      The Limited provides various services to the Company including, among other things, real estate management, store design and construction supervision, inbound and outbound transportation, merchandise sourcing, financial support (certain tax, treasury, accounting and audit), aircraft, legal, corporate development, risk management, human resources (certain management and benefit plan administration) and government affairs services. To the extent expenditures are specifically identifiable, they are charged to the Company. All other service-related costs not specifically attributable to an operating business have been allocated to the Company based upon various allocation methods, which the Company believes are reasonable. The Company and The Limited have entered into intercompany agreements which establish the provision of services in accordance with the terms described above.

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

      The Company's proprietary credit card processing is performed by Alliance Data Systems, which is approximately 20%-owned by The Limited.

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

      Segment information as of and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 follows (in millions):

            2001                         Retail            VS Direct          Corporate            Total
      -------------------             ------------       -------------      -------------       -----------
      THIRTEEN WEEKS:

      Net sales                        $      922         $      229         $       --          $   1,151

      Operating income (loss)                 135                 17                (34)               118

      TWENTY-SIX WEEKS:

      Net sales                             1,724                455                 --               2,179

      Operating income (loss)                 217                 26                (65)                178

      Total assets                          1,184                183                 92               1,459



           2000                           Retail           VS Direct         Corporate             Total
      -----------------------          -------------     --------------     -------------       ------------
      THIRTEEN WEEKS:

      Net sales                        $      908         $      283                 --          $    1,191

      Operating income (loss)                 175                 24         ($      28)                171
      TWENTY-SIX WEEKS:

      Net sales                             1,711                525                 --               2,236

      Operating income (loss)                 296                 45                (54)                287

      Total assets                          1,115                166                110               1,391

      In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand decreased 5% to $792.1 million for the thirteen weeks ended August 4, 2001, and decreased 5% to $1.498 billion for the twenty-six weeks ended August 4, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of
Intimate Brands, Inc.

We have reviewed the accompanying consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of August 4, 2001 and July 29, 2000, and the related consolidated statements of income for each of the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the consolidated statement of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Columbus, Ohio
August 23, 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS


Net sales for the second quarter of 2001 were $1.151 billion, a decrease of 3% from $1.191 billion for the second quarter of 2000. Gross income decreased 6% to $436.1 million from $466.2 million in 2000, and operating income decreased 31% to $117.6 million from $170.7 million in 2000. The operating income decline resulted primarily from a 3% sales decline and from increased store selling and occupancy expenses. Net income was $68.9 million, a decrease of 31% from $99.8 million in 2000. Earnings per share decreased to $0.14 per share from $0.20 per share in 2000.

Net sales for the twenty-six weeks ended August 4, 2001 were $2.179 billion, a decrease of 3% from $2.236 billion in 2000. Gross income decreased 8% to $799.9 million from $866.8 million in 2000, and operating income decreased 38% to $178.4 million from $286.9 million in 2000. Net income was $104.0 million, a 38% decrease from $167.7 million in 2000. Earnings per share decreased 36% to $0.21 per share from $0.33 per share in 2000.


FINANCIAL SUMMARY


The following summarized financial and statistical data compares the reported results for the thirteen and twenty-six-week periods ended August 4, 2001 to the comparable periods for 2000:

                                                      SECOND QUARTER                           YEAR-TO-DATE
                                            ----------------------------------       --------------------------------
                                              2001         2000        CHANGE         2001         2000       CHANGE
                                            -------       -------      -------       -------      -------     -------
      NET SALES (MILLIONS):
      Victoria's Secret Stores              $   563       $   552            2%      $ 1,043      $ 1,048          (1%)
      Bath & Body Works                         359           350            3%          679          651           4%
      Other                                    --               6          N/M             2           12         N/M
                                            -------       -------      -------       -------      -------     -------
        Total retail sales                      922           908            2%        1,724        1,711           1%

      Victoria's Secret Direct                  229           283          (19%)         455          525         (13%)
                                            -------       -------      -------       -------      -------     -------
        Total net sales                     $ 1,151       $ 1,191           (3%)     $ 2,179      $ 2,236          (3%)
                                            =======       =======      =======       =======      =======     =======

      COMPARABLE STORE SALES:
      Victoria's Secret Stores                   (3%)          12%                        (5%)         13%
      Bath & Body Works                          (9%)           3%                        (8%)          5%
                                            -------       -------                    -------      -------

      Total comparable store sales
        increase (decrease)                      (5%)           9%                        (6%)         10%
                                            =======       =======                    =======      =======


N/M - Not meaningful

                                                                          SECOND QUARTER                      YEAR-TO-DATE
                                                                 ---------------------------------   -------------------------------
                                                                   2001       2000         Change       2001      2000       Change
                                                                 --------   --------      --------   --------   ---------    -------
STORE DATA:
Retail sales increase attributable to net
new and remodeled stores:
     Victoria's Secret Stores                                          5%          3%                      4%          3%
     Bath & Body Works                                                12%         14%                     12%         13%

Retail sales per average selling square foot:
     Victoria's Secret Stores                                    $   132     $   138          (4%)   $   245     $   263        (7%)
     Bath & Body Works                                           $   112     $   132         (15%)   $   215     $   250       (14%)

Retail sales per average store (thousands):
     Victoria's Secret Stores                                    $   578     $   615          (6%)   $ 1,075     $ 1,166        (8%)
     Bath & Body Works                                           $   238     $   274         (13%)   $   457     $   518       (12%)

Average store size at end of quarter (selling square feet):
     Victoria's Secret Stores                                      4,391       4,443          (1%)
     Bath & Body Works                                             2,136       2,087           2%

Selling square feet at end of quarter (thousands):
     Victoria's Secret Stores                                      4,312       4,008           8%
     Bath & Body Works                                             3,287       2,719          21%

NUMBER OF STORES:
Beginning of period                                                2,439       2,144                   2,390       2,110
    Opened                                                            83          64                     134         102
    Closed                                                            (1)         (3)                     (3)         (7)
                                                                 -------     -------                 -------     -------
End of period                                                      2,521       2,205                   2,521       2,205
                                                                 =======     =======                 =======     =======

                                                NUMBER OF STORES                 SELLING SQ. FT. (THOUSANDS)
                                        -----------------------------          ------------------------------
                                         AUGUST 4,           JULY 29,           AUGUST 4,           JULY 29,
                                           2001                2000               2001                2000
                                        ----------          ---------          ----------          ----------
Victoria's Secret Stores                    982                 902               4,312               4,008
Bath & Body Works                         1,539               1,303               3,287               2,719
                                          -----               -----               -----               -----
Total stores and selling
   square feet                            2,521               2,205               7,599               6,727
                                          =====               =====               =====               =====

NET SALES

Net sales for the second quarter of 2001 decreased 3% to $1.151 billion from $1.191 billion in 2000. The net sales decline was primarily due to a 5% decrease in comparable store sales and a 19% decrease in sales at Victoria's Secret Direct. These declines were partially offset by an increase from the net addition of 316 new stores (872,000 selling square feet).

Retail sales of $921.8 million for the second quarter of 2001 increased 2% from $908.4 million in 2000. Victoria's Secret Stores' sales increased 2% to $563.0 million due to the net addition of 80 stores (304,000 selling square feet), partially offset by a 3% decrease in comparable store sales. Bath & Body Works' sales increased 3% to $358.9 million, due to the net addition of 236 new stores (568,000 selling square feet), partially offset by a 9% decrease in comparable store sales. Net sales at Victoria's Secret Direct decreased 19% to $229.1 million due to an acceleration of catalog mailings into the first quarter as compared to last year, as well as unfavorable results in the clothing, sleepwear, shoes and accessory categories, partially offset by an increase in e-commerce sales.

Year-to-date net sales in 2001 decreased 3% to $2.179 billion from $2.236 billion in 2000. The decrease was primarily due to a 6% decrease in comparable store sales and a 13% decline in sales at Victoria's Secret Direct. These declines were partially offset by the net addition of 316 new stores (872,000 selling square feet).

GROSS INCOME

For the second quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 37.9% from 39.1% for the same period in 2000. The rate decrease was principally due to an increase in the buying and occupancy expense rate due to the inability to achieve leverage on store-related costs as comparable store sales decreased 5%. In addition, the buying and occupancy expense rate increase was due to the continuing expansion of Bath & Body Works' stores into non-mall locations, which, although profitable, typically have higher occupancy costs as a percentage of net sales.

The year-to-date gross income rate decreased to 36.7% from 38.8% in 2000, primarily due to the factors discussed above.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 27.7% in the second quarter of 2001 from 24.8% for the same period in 2000. General, administrative and store operating expenses increased 8% primarily due to higher store selling expenses resulting from the net addition of 316 new stores. At Victoria's Secret Stores, the general, administrative and store operating expense rate was relatively flat as lower marketing expenses offset the deleveraging impact of a comparable store sales decrease of 3%. At Bath & Body Works, the general, administrative and store operating expense rate increased significantly due to the inability to achieve leverage on a comparable store sales decrease of 9%. Bath & Body Works' general, administrative and store operating expenses increased due to higher store selling expenses resulting from a 21% increase in selling square feet.

The year-to-date general, administrative and store operating expense rate increased to 28.5% from 25.9% in 2000, primarily due to the factors discussed above.

OPERATING INCOME

The second quarter operating income rate (expressed as a percentage of net sales) decreased to 10.2% from 14.3% for the same period in 2000. The rate decrease was due to the 1.2% decrease in the gross income rate and the 2.9% increase in the general, administrative and store operating expense rate.

The year-to-date operating income rate was 8.2% in 2001 and 12.8% in 2000. The rate decrease was due to the 2.1% decrease in the gross income rate and the 2.6% increase in the general, administrative and store operating expense rate.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

Second quarter and year-to-date interest expense was $2.4 million and $4.4 million, respectively, in 2001 compared to $5.4 million and $10.7 million in 2000. Interest expense is primarily related to the Company's long-term debt. The decrease in interest expense was primarily due to the repayment of $150 million in debt in February 2001.

The Company incurred other expense of $0.9 million and $1.3 million in the second quarter and year-to-date periods in 2001 compared to earnings of $0.9 million and $3.1 million for the same periods in 2000. The decrease in other income (expense) was primarily due to the use of previously invested cash to repay $150 million in debt.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and borrowings from The Limited provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):



                               August 4,       February 3,        July 29,
                                 2001             2001              2000
                              ----------      ------------      ------------

Working capital                $    146         $    122          $     30
                               ========         ========          ========
Capitalization:
  Long-term debt               $    100         $    100          $    100
  Shareholders' equity              712              665               452
                               --------         --------          --------
Total capitalization           $    812         $    765          $    552
                               ========         ========          ========


Net cash provided by operating activities totaled $55 million for the twenty-six weeks ended August 4, 2001, compared to $12 million for the same period in 2000. The change in net cash provided by operating activities was primarily driven by lower net income, a reduction in inventory during the period compared to inventory growth during 2000, partially offset by a reduction in accounts payable and accrued expenses.

Investing activities represent capital expenditures, which were primarily for new and remodeled stores.

Financing activities for the twenty-six weeks ended August 4, 2001 included cash dividend payments of $0.14 per share and a $104 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

In 2000, financing activities included cash dividend payments of $0.14 per share, the repurchase of 1.4 million shares of the Company's common stock from its public shareholders for $31.4 million and the repurchase of 7.4 million shares from The Limited for $166.5 million. The cash dividend payment and stock repurchases were offset by a $252 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $94 million for the twenty-six weeks ended August 4, 2001, compared to $62 million for the comparable period of 2000. The increase is primarily related to the timing of capital expenditures associated with new and remodeled stores. The Company accelerated the timing of these projects to complete the stores prior to the key fall selling period. The Company anticipates spending approximately $250 million in 2001 for capital expenditures, of which approximately $200 million will be for new stores and for remodeling of and improvements to existing stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

The Company intends to add approximately 825,000 selling square feet in 2001, which will represent an 11% increase over year-end 2000. It is anticipated the increase will result from the addition of approximately 260 new stores and the expansion of 70 stores, partially offset by the closing of 12 stores.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of the EITF Issue will not have a material impact on its results of operations or its financial position.

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also addresses the accounting for goodwill and other intangible assets. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition, and will be effective in the first quarter of 2002. The Company is currently evaluating the impact of adopting SFAS No. 141 and SFAS No. 142.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of August 4, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

      On January 13, 1999, two complaints were filed against the Company, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

(b)   REPORTS ON FORM 8-K

      None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTIMATE BRANDS, INC.
                                         (Registrant)


                                      By /s/ TRACEY THOMAS TRAVIS
                                         --------------------------------------
                                         Tracey Thomas Travis, Vice President,
                                         Finance and Chief Financial Officer
                                         of Intimate Brands, Inc.*


Date:   September 17, 2001


--------------------------------

*Ms. Travis is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.