Form 10-Q
period 2001-11-03
INTIMATE BRANDS INC
filed 2001-12-14
CIK 945676

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock $.01 Par Value	Outstanding at November 30, 2001 79,837,849 Shares

Class B Common Stock $.01 Par Value	Outstanding at November 30, 2001 411,635,902 Shares

INTIMATE BRANDS, INC.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate", "project", "plan", "believe", "expect", "anticipate", "intend" and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. See the Company's Annual Report on Form 10-K for a more detailed discussion of these matters and other risk factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net sales	$905,628	$944,035	$3,084,476	$3,179,665

Costs of goods sold, buying and occupancy	(606,795)	(582,276)	(1,985,710)	(1,951,102)

Gross income	298,833	361,759	1,098,766	1,228,563

General, administrative and store operating expenses	(312,298)	(281,640)	(933,846)	(861,505)

Operating income (loss)	(13,465)	80,119	164,920	367,058

Interest expense	(3,069)	(8,023)	(7,491)	(18,723)

Other income (expense), net	(1,151)	—	(2,494)	3,131

Income (loss) before income taxes	(17,685)	72,096	154,935	351,466

Income tax expense (benefit)	(7,000)	28,900	61,600	140,600

Net income (loss)	($10,685)	$43,196	$93,335	$210,866

Net income (loss) per share:

Basic	($0.02)	$0.09	$0.19	$0.43

Diluted	($0.02)	$0.09	$0.19	$0.42

Dividends per share	$0.07	$0.07	$0.21	$0.21

        The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	November 3, 2001	February 3, 2001	October 28, 2000
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$7,148	$8,923	$24,252
Accounts receivable	15,981	13,974	19,775
Inventories	839,862	632,389	869,415
Stores supplies	49,549	46,220	45,715
Other	74,229	56,205	86,017

Total current assets	986,769	757,711	1,045,174

Property and equipment, net	613,408	560,451	517,285

Other assets	124,490	139,186	122,305

Total assets	$1,724,667	$1,457,348	$1,684,764

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$154,055	$113,080	$136,242
Current portion of long-term debt	—	—-	150,000
Accrued expenses	238,886	288,985	184,358
Payable to The Limited, Inc.	497,216	113,063	580,279
Income taxes	—	120,825	—

Total current liabilities	890,157	635,953	1,050,879

Long-term debt	100,000	100,000	100,000

Deferred income taxes	—	—	12,168

Other long-term liabilities	75,167	56,067	58,140

Shareholders' equity:
Common stock	5,318	5,318	5,318
Paid-in capital	1,209,135	1,215,278	1,215,130
Retained earnings (deficit)	171,221	181,100	(6,151)

	1,385,674	1,401,696	1,214,297

Less: treasury stock, at average cost	(726,331)	(736,368)	(750,720)

Total shareholders' equity	659,343	665,328	463,577

Total liabilities and shareholders' equity	$1,724,667	$1,457,348	$1,684,764

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2001	October 28, 2000

Operating activities:
Net income	$93,335	$210,866
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	103,677	85,899
Changes in assets and liabilities:
Inventories	(207,473)	(285,946)
Accounts payable and accrued expenses	(9,124)	(22,337)
Income taxes	(122,308)	(149,878)
Other assets and liabilities	14,690	4,129

Net cash used for operating activities	(127,203)	(157,267)

Investing activities:
Capital expenditures	(157,529)	(155,827)

Financing activities:
Net increase in payable to The Limited, Inc.	384,153	556,538
Repurchase of common stock	(7,794)	(197,878)
Dividends paid	(103,214)	(103,950)
Proceeds from exercise of stock options and other	9,812	6,263

Net cash provided by financing activities	282,957	260,973

Net decrease in cash and equivalents	(1,775)	(52,121)
Cash and equivalents, beginning of year	8,923	76,373

Cash and equivalents, end of period	$7,148	$24,252

The accompanying Notes are an integral part of these Consolidated Financial Statements.

INTIMATE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Earnings Per Share and Shareholders' Equity

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

	Weighted average common shares outstanding (millions):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

	Common shares issued	533	532	532	532
	Treasury shares	(41)	(42)	(41)	(38)

	Basic shares	492	490	491	494
	Dilutive effect of stock options and restricted shares	—	6	3	7

	Diluted shares	492	496	494	501

	During the three months ended November 3, 2001, 1.7 million common share equivalents related to options were outstanding, but were not included in the computation of earnings per diluted share because the Company reported a net loss for the period and, therefore, the effect would be antidilutive. The quarterly computation of earnings per diluted share excludes options to purchase 8.3 million and 1.1 million shares of common stock at November 3, 2001 and October 28, 2000, respectively, and the year-to-date computation of earnings per diluted share excludes options to purchase 6.5 million and 1.9 million shares because the options' exercise prices were greater than the average market price of the common shares during the period.

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

4.	Property and Equipment, Net

	Property and equipment, net, consisted of (millions):

			November 3, 2001	February 3, 2001	October 28, 2000

	Property and equipment, at cost		$1,254	$1,134	$1,062
	Accumulated depreciation and amortization		(641)	(574)	(545)

	Property and equipment, net		$613	$560	$517

5.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Current income tax obligations are treated as having been settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Such amounts were $182.0 million and $283.0 million for the thirty-nine weeks ended November 3, 2001 and October 28, 2000. Other current assets included current deferred tax assets of $1.3 million at November 3, 2001, $12.2 million at February 3, 2001 and $32.4 million at October 28, 2000. Other assets included long-term deferred tax assets of $7.5 million at November 3, 2001 and $18.6 million at February 3, 2001.

6.	Long-term Debt

Long-term debt consists of notes which represent the Company's proportionate share of certain long-term debt of The Limited. The interest rates and maturities of the notes parallel those of the corresponding debt of The Limited. The 7 ½% debentures are subject to early redemption beginning in 2003 at specified declining premiums concurrent with any prepayment of the corresponding debt by The Limited.

	Long-term debt consisted of (millions):

		November 3, 2001	February 3, 2001	October 28, 2000

	7 1/2% Debentures due March 2023	$100	$100	$100
	9 1/8% Notes due February 2001	—	—	150

		100	100	250
	Less: current portion of long-term debt	—	—	150

		$100	$100	$100

Interest paid during the thirty-nine weeks ended November 3, 2001 and October 28, 2000, including interest on the intercompany cash management account (see Note 7), was $9.4 million and $24.1 million, respectively.

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

	The Company's proprietary credit card processing is performed by Alliance Data Systems, which is 20%-owned by The Limited.

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

Segment information as of and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 follows (in millions):

2001	Retail	VS Direct	Corporate	Total

Thirteen Weeks:

Net sales	$758	$148	—	$906

Operating income (loss)	18	(2)	($29)	(13)

Thirty-nine Weeks:

Net sales	2,481	603	—	3,084

Operating income (loss)	235	24	(94)	165

Total assets	1,419	210	96	1,725

2000	Retail	VS Direct	Corporate	Total

Thirteen Weeks:

Net sales	$785	$159	—	$944

Operating income (loss)	104	3	($27)	80

Thirty-nine Weeks:

Net sales	2,496	684	—-	3,180

Operating income (loss)	401	48	(82)	367

Total assets	1,376	211	98	1,685

In addition to its operating segments, management also focuses on Victoria's Secret as a brand. Sales of the Victoria's Secret brand decreased 3% to $605.1 million for the thirteen weeks ended November 3, 2001, and decreased 4% to $2.103 billion for the thirty-nine weeks ended November 3, 2001.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Intimate Brands, Inc.

We have reviewed the accompanying consolidated balance sheets of Intimate Brands, Inc. and its subsidiaries (the "Company") as of November 3, 2001 and October 28, 2000, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 20, 2001

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 2001 were $905.6 million, a decrease of 4% from $944.0 million for the third quarter of 2000. Gross income decreased 17% to $298.8 million from $361.8 million in 2000. Operating income declined in the third quarter of 2001 to a loss of $13.5 million from operating income of $80.1 million in 2000. The operating income decline resulted primarily from a 4% sales decline, a decrease in merchandise margins and increased store selling and occupancy expenses. As a result of the operating income decline, the Company reported a net loss for the third quarter of 2001 of $10.7 million, compared to net income of $43.2 million in 2000. The net loss per share was $0.02, a decrease from earnings per share of $0.09 in 2000.

Net sales for the thirty-nine weeks ended November 3, 2001 were $3.084 billion, a decrease of 3% from $3.180 billion in 2000. Gross income decreased 11% to $1.099 billion from $1.229 billion in 2000, and operating income decreased 55% to $164.9 million from $367.1 million in 2000. Net income was $93.3 million, a 56% decrease from $210.9 million in 2000. Earnings per share decreased to $0.19 per share from $0.42 per share in 2000.

Financial Summary

The following summarized financial and statistical data compares the reported results for the thirteen and thirty-nine week periods ended November 3, 2001 to the comparable periods for 2000:

	Third Quarter			Year-To-Date
	2001	2000	Change	2001	2000	Change
Net Sales (millions):
Victoria's Secret Stores	$457	$462	(1%)	$1,500	$1,510	(1%)
Bath & Body Works	301	313	(4%)	979	964	2%
Other	—	10	N/M	2	22	(91%)

Total retail sales	758	785		2,481	2,496

Victoria's Secret Direct	148	159	(7%)	603	684	(12%)

Total net sales	$906	$944	(4%)	$3,084	$3,180	(3%)

Comparable Store Sales:
Victoria's Secret Stores	(5%)	8%		(5%)	11%
Bath & Body Works	(16%)	5%		(11%)	5%

Total comparable store sales increase (decrease)	(10%)	6%		(7%)	9%

N/M - Not meaningful

	Third Quarter			Year-To-Date
	2001	2000	Change	2001	2000	Change
Store Data:
Retail sales increase attributable to net new and remodeled stores:
Victoria's Secret Stores	4%	2%		4%	3%
Bath & Body Works	12%	18%		13%	15%

Retail sales per average selling square
foot:
Victoria's Secret Stores	$104	$114	(9%)	$347	$374	(7%)
Bath & Body Works	$89	$110	(19%)	$303	$353	(14%)

Retail sales per average store (thousands):
Victoria's Secret Stores	$460	$505	(9%)	$1,530	$1,657	(8%)
Bath & Body Works	$191	$231	(17%)	$646	$735	(12%)

Average store size at end of quarter
(selling square feet):
Victoria's Secret Stores	4,424	4,416	0%
Bath & Body Works	2,146	2,112	2%

Selling square feet at end of quarter
(thousands):
Victoria's Secret Stores	4,437	4,094	8%
Bath & Body Works	3,435	2,978	15%

Number of Stores:
Beginning of period	2,521	2,205		2,390	2,110
Opened	86	136		220	238
Closed	(3)	(4)		(6)	(11)

End of period	2,604	2,337		2,604	2,337

	Number of Stores		Selling Sq. Ft. (Thousands)
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Victoria's Secret Stores	1,003	927	4,437	4,094
Bath & Body Works	1,601	1,410	3,435	2,978

Total stores and selling square feet	2,604	2,337	7,872	7,072

Net Sales

Net sales for the third quarter of 2001 decreased 4% to $905.6 million from $944.0 million in 2000. The net sales decline was primarily due to a 10% decrease in comparable store sales and a 7% decrease in sales at Victoria's Secret Direct. The events of September 11th and the overall economic environment negatively impacted sales for the quarter. These declines were partially offset by an increase from the net addition of 267 new stores (800,000 selling square feet).

Retail sales of $757.6 million for the third quarter of 2001 decreased 4% from $785.4 million in 2000. Victoria's Secret Stores' sales decreased 1% to $457.0 million due to a 5% decrease in comparable store sales, partially offset by the net addition of 76 stores (343,000 selling square feet). Bath & Body Works' sales decreased 4% to $300.6 million, due to a 16% decrease in comparable store sales, partially offset by the net addition of 191 new stores (457,000 selling square feet). Net sales at Victoria's Secret Direct decreased 7% to $148.0 million due to unfavorable results in clothing categories and a 5% decrease in the number of books mailed, partially offset by an increase in e-commerce sales.

Year-to-date net sales in 2001 decreased 3% to $3.084 billion from $3.180 billion in 2000. The decrease was primarily due to a 7% decrease in comparable store sales and a 12% decline in sales at Victoria's Secret Direct. These declines were partially offset by the net addition of 267 new stores (800,000 selling square feet).

Gross Income

For the third quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 33.0% from 38.3% in 2000. The rate decrease was due to both an increase in the buying and occupancy expense rate and lower merchandise margins. The increase in the buying and occupancy expense rate was driven by the inability to achieve leverage on store-related costs as comparable store sales decreased 10%. In addition, the buying and occupancy expense rate increase was due to the expansion of Bath & Body Works' stores into non-mall locations, which, although profitable, typically have higher occupancy costs as a percentage of net sales. The lower merchandise margin rate was due to higher markdowns resulting in part from the difficult economic environment.

The year-to-date gross income rate decreased to 35.6% from 38.6% in 2000, primarily due to the expense-related factors discussed above.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 34.5% in the third quarter of 2001 from 29.8% in 2000 due to the inability to leverage these expenses on a comparable store sales decline of 10%. General, administrative and store operating expenses increased 11% reflecting higher store selling expenses from the net addition of 267 new stores. At Victoria's Secret Stores and Bath & Body Works, the general, administrative and store operating expense rate increased due to the deleveraging impact of a comparable store sales decrease of 5% and 16%, respectively. Victoria's Secret Stores' and Bath & Body Works' general, administrative and store operating expenses increased due to higher store selling expenses resulting from increases in selling square feet of 8% and 15%, respectively.

The year-to-date general, administrative and store operating expense rate increased to 30.3% from 27.1% in 2000, primarily due to the factors discussed above.

Operating Income (Loss)

The third quarter operating income (loss) rate (expressed as a percentage of net sales) decreased to (1.5%) from 8.5% in 2000. The rate decrease was due to the 5.3% decrease in the gross income rate and the 4.7% increase in the general, administrative and store operating expense rate.

The year-to-date operating income rate was 5.3% in 2001 and 11.5% in 2000. The rate decrease was due to the 3.0% decrease in the gross income rate and the 3.2% increase in the general, administrative and store operating expense rate.

Interest Expense and Other Income (Expense)

Third quarter and year-to-date interest expense was $3.1 million and $7.5 million, respectively, in 2001 compared to $8.0 million and $18.7 million in 2000. The decrease in interest expense was primarily due a debt repayment of $150 million in February 2001.

The Company incurred other expense of $1.1 million and $2.5 million in the third quarter and year-to-date periods in 2001 compared to income of $3.1 million for the year-to-date period in 2000. The decrease in other income was primarily due to the use of previously invested cash to repay $150 million in debt, as well as equity in the losses of an investee.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities and borrowings from The Limited provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):

	November 3, 2001	February 3, 2001	October 28, 2000

Working capital (deficit)	$97	$122	($6)

Capitalization:
Long-term debt	$100	$100	$100
Shareholders' equity	659	665	464

Total capitalization	$759	$765	$564

Net cash used for operating activities totaled $127 million and $157 million for the thirty-nine weeks ended November 3, 2001 and October 28, 2000. The change in net cash used for operating activities was primarily driven by a decrease in inventory purchases as compared to the same period during 2000 and changes in other operating assets and liabilities primarily due to timing, partially offset by lower net income.

Investing activities represent capital expenditures, which were primarily for new and remodeled stores.

Financing activities for the thirty-nine weeks ended November 3, 2001 included cash dividend payments of $0.21 per share and the repurchase of 0.8 million shares of the Company's common stock from its public shareholders for $7.8 million. The cash dividend payment and stock repurchase were more than offset by a $384 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

In 2000, financing activities included cash dividend payments of $0.21 per share, the repurchase of 1.4 million shares of the Company's common stock from its public shareholders for $31.4 million and the repurchase of 7.4 million shares from The Limited for $166.5 million. The cash dividend payment and stock repurchases were offset by a $556.5 million net increase in The Limited's intercompany cash management account payable (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures

Capital expenditures, primarily for new and remodeled stores, totaled $157.5 million for the thirty-nine weeks ended November 3, 2001, compared to $155.8 million for the comparable period of 2000. The Company anticipates spending approximately $235 million in 2001 for capital expenditures, of which approximately $210 million will be for new stores and for remodeling of and improvements to existing stores. The Company expects that 2001 capital expenditures will be funded by net cash provided by operating activities.

The Company intends to add approximately 690,000 selling square feet in 2001, which will represent a 10% increase over year-end 2000. It is anticipated the increase will result from the addition of approximately 245 new stores and the expansion of 64 stores, partially offset by the closing of 15 stores.

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

On June 29, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also addresses the accounting for goodwill and other intangible assets. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition, and will be effective in the first quarter of 2002. The Company is assessing the provisions of SFAS No. 141 and SFAS No. 142 and does not expect the adoption of these statements to have a material impact on its results of operations or its financial position.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS No. 144.

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

The market risk of the Company's financial instruments as of November 3, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On November 26, 2001, a motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was granted in part and denied in part. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. A motion for summary judgment on that complaint was filed on October 30, 2001, and remains pending.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)	Reports on Form 8-K

	i.	On September 19, 2001, the Company filed a report on Form 8-K which contained a press release and related exhibits dated September 17, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTIMATE BRANDS, INC. (Registrant)

	By	/s/ Tracey Thomas Travis
Tracey Thomas Travis, Vice President, Finance and Chief Financial Officer of Intimate Brands, Inc.*

Date: December 14, 2001

*Ms. Travis is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.